Form 10QSB
period 1996-09-30
MEDISYS TECHNOLOGIES INC
filed 1996-11-14
CIK 898128

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1996

                                    OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________

                      Commission File Number 0-21441

                        MEDISYS TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

            Utah                               72-1216734
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)

9624 Brookline Avenue, Baton Rouge, Louisiana  70809
(Address of principal executive officers)

              Registrant s telephone no., including area code:  (504) 926-0422

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer s classes of common equity, as of the latest practicable date.

  Class                                Outstanding as of September 30, 1996

Common Stock,                                   12,099,473 shares
$0.0005 par value

                                                  TABLE OF CONTENTS

Heading                                                   Page
                      PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements . . . . . . . . . . . .     1

          Balance Sheets - September 30, 1996 and
          December 31, 1995. . . . . . . . . . . . . .     2

          Statements of Operations - nine months
          ended September 30, 1996 and 1995. . . . . .     4

          Statement of Stockholders  Equity (Deficit).     5

          Statement of Cash Flows - nine months ended
          September 30, 1996 and 1995. . . . . . . . .     7

          Notes to Financial Statements. . . . . . . .    10

Item 2.   Management s Discussion and Analysis and
          Results of Operations. . . . . . . . . . . .    20

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . .    20

Item 2.   Changes in Securities. . . . . . . . . . . .    20

Item 3.   Defaults Upon Senior Securities. . . . . . .    20

Item 4.   Submissions of Matters to a Vote of
          Securities Holders . . . . . . . . . . . . .    20

Item 5.   Other Information. . . . . . . . . . . . . .    20

Item 6.   Exhibits and Reports on Form 8-K . . . . . .    20

          SIGNATURES . . . . . . . . . . . . . . . . .    21

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  The following unaudited Financial Statements for the period ended September 30, 1996, have been prepared by the Company.












                       Medisys Technologies, Inc.
                      (a Development Stage Company)

                    Consolidated Financial Statements

                       September 30, 1996 and 1995

                        MEDISYS TECHNOLOGIES, INC.
                       (A Development Stage Company)
                        Consolidated Balance Sheets


                                  ASSETS

                                                   September 30,  December 31,
                                                       1996          1995
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                              $  919,755  $   82,149
  Accounts receivable, net of allowance for bad debt     2,494         513
  Inventory                                             17,899       4,426
  Loans receivable - stockholder (Note 2)                2,500       5,007
  Prepaid expenses                                        -         14,973

      Total Current Assets                             942,648     107,068

FIXED ASSETS

  Automobiles                                           67,950      67,950
  Furniture and equipment                               60,592      42,467
  Leased equipment                                      10,010      10,010
  Accumulated depreciation                             (73,736)    (55,673)

      Total Fixed Assets                                64,816      64,754

OTHER ASSETS

  Deferred offering costs                               78,669      25,319
  Security deposits                                      3,141       3,141
  Patent costs                                         264,924     205,938
  Organizational costs                                     311         311

      Total Other Assets                               347,045     234,709

      TOTAL ASSETS                                  $1,354,509  $  406,531

                        MEDISYS TECHNOLOGIES, INC.
                       (A Development Stage Company)
                  Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  September 30,  December 31,
                                                      1996          1995
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                  $   29,198  $  138,981
  Accrued expenses (Note 3)                            268,999     212,606
  Loans payable-shareholders (Note 2)                   48,481       3,199
  Contracts payable - current portion (Note 7)           1,666      13,132
  Capital lease payable - current portion (Note 4)        -          1,444
  Notes payable - current portion (Note 9)              48,210     207,976

      Total Current Liabilities                        396,554     577,338

LONG-TERM DEBT

  Notes payable - less current portion (Note 9)           -           -
  Contracts payable  - less current portion (Note 7)    20,577      20,577
  Capital lease payable - less current portion (Note 4)   -           -

      Total Long-Term Debt                              20,577      20,577

      TOTAL LIABILITIES                                417,131     597,915

COMMITMENTS (Note 6)                                      -           -

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 100,000,000 shares
   authorized of $0.0005 par value,
   12,099,473 and 10,797,140 shares
   issued  and outstanding, respectively                6,050       5,399
  Additional paid-in capital                        4,845,986   2,883,138
  Stock subscriptions receivable (Note 8)             (53,427)    (53,427)
  Deficit accumulated during the development stage (3,861,231) (3,026,494)

      Total Stockholders' Equity (Deficit)            937,378    (191,384)

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)              $1,354,509  $  406,531

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)
                                                                       From
                                                                   Inception on
                                                                    January 21,
                         For the Nine Months  For the Three Months 1991 through
                         Ended September 30    Ended September 30, September 30,
                         1996         1995        1996       1995      1996

REVENUES               $  9,561     $    -     $   3,688  $    -     $   12,363

EXPENSES

  Product development   367,649       208,913    152,300     61,392   1,555,791
  Salaries              193,781       149,862     78,914     52,479     941,831
  Depreciation and
   amortization          18,063        14,823      6,021      4,941      92,594
  Interest                6,211        13,081        509      3,281      70,291
  General and
   administrative       258,594       165,816     84,467     50,377   1,213,087

     Total Expenses     844,298       552,495    322,211    172,470   3,873,594

     NET LOSS         $(834,737)   $ (552,495) $(318,523) $(172,470)$(3,861,231)

     Net Loss Per Share
      of Common Stock $   (0.07)   $    (0.06) $   (0.03) $   (0.02)

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)
                                                                      Deficit
                                                                     Accumulated
                                                     Additional     During the
                                  Common Stock         Paid-In      Development
                                Shares     Amount      Capital         Stage

Balance, January 21, 1991          -       $   -      $     -       $     -

Common stock issued during
 1991 at $.0001 per share     8,100,000       4,050       (3,060)         -

Net loss for the year ended
 December 31, 1991                 -           -            -           (8,667)

Balance, December 31, 1991    8,100,000       4,050       (3,060)       (8,667)

Effect of reverse acquisition
 (Note 1)                     1,768,500         884      (41,557)         -

Private placement of common
 stock at $2.00 per share       250,000         125      499,875          -

Cancelled shares               (418,500)       (209)         209          -

Net loss for the year ended
 December 31, 1992                 -           -            -         (269,551)

Balance, December 31, 1992    9,700,000       4,850      455,467      (278,218)

Issuance of stock at an average
 price of $2.21 per share
 (Note 8)                        45,248          23       99,977          -

Payment of stock offering costs    -            -         (4,970)         -

Net loss for the year ended
 December 31, 1993                 -            -           -         (802,338)

Balance, December 31, 1993    9,745,248        4,873     550,474    (1,080,556)

Issuance of stock at an average
 price of $4.75 per share
 (Note 8)                       260,016          130   1,236,453          -

Payment of stock offering costs    -            -        (97,791)         -

Net loss for the year ended
 December 31, 1994                 -            -           -         (960,966)

Balance, December 31, 1994   10,005,264    $   5,003  $1,689,136   $(2,041,522)

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)
                                                                     Deficit
                                                                   Accumulated
                                                     Additional     During the
                                  Common Stock         Paid-In      Development
                                Shares     Amount      Capital         Stage

Balance, December 31, 1994   10,005,264    $   5,003   $1,689,136  $(2,041,522)

Issuance of stock at an average
 price of $1.02 per share
 (Note 8)                       627,937          314      644,518         -

Issuance of stock for services
 rendered at an average price of
 $1.04 per share (Note 8)       142,939           71      168,823         -

Issuance of stock for prepaid rent
 at $0.71                        21,000           11       14,962         -

Sale of stock options at $0.50
 per option                        -            -         254,000         -

Transfer of stock in settlement of
 debt (Note 8)                     -            -         111,699         -

Net loss for the year ended
 December 31, 1995                 -            -            -        (984,972)

Balance, December 31, 1995   10,797,140        5,399    2,883,138   (3,026,494)

Issuance of stock at $1.50 per
 share (Unaudited)            1,227,333          614    1,840,385         -

Issuance of stock at $1.25 per
 share (Unaudited)               40,000           20       49,980         -

Issuance of stock at $2.00 per
 share (Unaudited)               25,000           12       49,988         -

Issuance of stock at $2.25 per
 share (Unaudited)               10,000            5       22,495         -

Net loss for the nine months
 ended September 30, 1996
 (Unaudited)                       -            -            -        (834,737)

Balance, September 30, 1996
 (Unaudited)                 12,099,473    $   6,050   $4,845,986  $(3,861,231)

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                       From
                                                                    Inception on
                                                                     January 21,
                           For the Nine Months For the Three Months 1991 through Ended September 30, Ended September 30, September 30,
                             1996        1995     1996      1995       1996
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Loss from operations       $(834,737)$(552,495)$(318,523)$(172,470)$(3,861,231)
 Adjustments to reconcile net
  income to net cash provided
  (used) by operating activities:
   Operating expenses paid by
     issuance of common stock    -        -          -         -        183,867
   Depreciation and amortization18,063  14,823      6,021     4,941      92,594
 Changes in operating assets
  and liabilities:
   (Increase) decrease in accounts
    receivable                 (1,981)    -          -         -         (2,494)
   (Increase) decrease in
    inventory                 (13,473)    -        (4,668)     -        (17,899)
   (Increase) decrease in prepaid
    expenses                   14,973     -          -         -         14,973
   (Increase) decrease in loans
    receivable - stockholders   2,507  (15,981)     4,331    (9,181)     (2,500)
   (Increase) decrease in loan fees -     -          -         -        (18,750)
   (Increase) decrease in security
    deposits                     -        -          -         -         (3,141)
   (Increase) decrease in
    patent costs              (58,986) (13,280)   (32,194)   (5,008)   (265,032)
   (Increase) decrease in
    organizational costs         -        -          -         -           (311)
   Increase (decrease) in
    accounts payable        (109,783)   66,278   (121,347)   (4,629)     29,198
   Increase (decrease) in
    accrued expenses          56,393    (4,559)    96,142     2,096     265,725

       Net Cash (Used) by
        Operating Activities (927,024)(505,214)  (370,238) (184,251) (3,585,001)

 CASH FLOWS FROM
  INVESTING ACTIVITIES

   Purchase of fixed assets  (18,125)   (6,803)   (13,748)   (5,921)   (76,152)

       Net Cash (Used) by
        Investing Activities$(18,125) $ (6,803) $ (13,748) $ (5,921)  $(76,152)

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)
                                                                       From
                                                                    Inception on
                                                                    January 21,
                         For the Nine Months For the Three Months 1991 through Ended September 30, Ended September 30, September 30,
                            1996         1995       1996      1995      1996
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Repayment of shareholders  $(24,007) $    -      $  -      $  -    $  (24,007)
  Acquisition of subsidiary      -          -         -         -       (40,673)
  Payments of stock offering
   costs                      (53,350)      -      (53,350)     -       (83,639)
  Proceeds from capital lease    -          -         -         -        10,010
  Payments on capital lease    (1,444)    (1,638)     -         (546)   (10,010)
  Payments on contracts
   payable                    (11,466)   (21,979)   (3,822)  (13,866)   (40,157)
  Borrowings from shareholders 69,289       -         -         -       516,977
  Borrowings from notes payable  -          -         -         -       338,500
  Payment on notes payable   (159,766)      -      (53,586)     -      (203,184)
  Stock subscriptions receivable -          -         -         -       (53,427)
  Issuance of common stock  1,963,499    576,865   812,999   285,000  3,916,518
  Proceeds from sale of
   stock options                 -          -         -         -       254,000

       Net Cash Provided by
        Financing Activities 1,782,755   553,248   702,241   270,588  4,580,908

 NET INCREASE (DECREASE)
  CASH AND CASH
  EQUIVALENTS                 837,606     41,231   318,255    80,416    919,755

 CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD       82,149     39,739   601,500       554       -

 CASH AND CASH EQUIVALENTS
  AT END OF PERIOD           $919,755  $  80,970  $919,755 $  80,970  $ 919,755

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)
                                                                       From
                                                                    Inception on
                                                                    January 21,
                           For the Nine Months For the Three Months 1991 through Ended September 30, Ended September 30, September 30,
                                1996       1995      1996      1995     1996

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     CASH PAID FOR
      Income taxes           $   -       $   -     $   -     $  -     $    -
      Interest               $  6,211    $ 13,081  $    509  $ 3,281  $  39,459

 NON CASH FINANCING ACTIVITIES

     Purchase of automobiles
      on contract            $   -       $   -     $   -     $  -     $  62,400
     Conversion of shareholder
      loans to equity        $   -       $   -     $   -     $  -     $ 543,294
     Stock issued in payment
      of operating expenses  $   -       $   -     $   -     $  -     $ 183,867

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                         September 30, 1996 and 1995


NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a.  Business Organization

        The Company was incorporated on March 17, 1983 under the laws of the State of Utah. The Company subsequently ceased its original business activity in 1985 and thereafter primarily investigated and sought new business opportunities and has been reclassified as a development stage Company as of March 1, 1989.

        The Company has a wholly owned subsidiary which was incorporated in the State of Louisiana on January 21, 1991, for the purpose of developing a device for the assistance of childbirth under a patent which was applied for in May 1990 and granted on June 16, 1992.

        The Subsidiary has been classified as a development stage company since all activities to date have been related to the development of the childbirth assistance device as well as other medical devices.

        On August 6, 1992 the Company acquired all of the outstanding common stock of Medisys Technologies, Inc. For accounting purposes the acquisition has been treated as a recapitalization of Medisys Technologies, Inc. (Medisys) with Medisys as the acquirer (reverse acquisition).

        b.  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation on equipment and furniture is provided using the straight-line method over an expected useful life of five years.

        c.  Patent Costs

        The costs of obtaining the patent, including legal fees, will be amortized over the seventeen year life of the patent. Patent costs relating to the VetCeps are being amortized beginning December 1, 1995.

        d.  Organization Costs

        The Company's organization costs will be amortized over a 60 month period using the straight-line method when it begins its principal activities.

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                         September 30, 1996 and 1995

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (CONTINUED)

        e.  Cash and Cash Equivalents

        For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

        f.  Income Taxes

        No provision for federal income taxes is made at September 30, 1996 and December 31, 1995 due to operating losses. The minimum state franchise tax has been accrued.

        The Company has accumulated $3,861,231 of net operating losses as of September 30, 1996, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire as follows:

                    Net Operating
                       Loss          Year of Expiration

                 $      8,667               2006
                      267,504               2007
                      800,372               2008
                      959,825               2009
                      982,050               2010
                      842,813               2011

          Total  $  3,861,231

        In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.

        g.  Principles of Consolidation

        The consolidated financial statements include the accounts of Medisys Technologies, Inc., (parent) and Medisys Technologies, Inc., a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

        h.  Deferred Offering Costs

        The Company has recorded as a deferred charge, the costs incurred in connection with its proposed stock offering in 1996. The costs will be charged against the proceeds of the offering when it is completed.

        i.  Inventory

        Inventory is carried at the lower of cost or market value using the first-in first-out method.

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                         September 30, 1996 and 1995

NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

        i.  Loss per Share

        Earnings (loss) per share is computed using the weighted average number of common shares outstanding during each period.
        Pursuant to the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 83, common shares issued by the Company during the twelve months immediately preceding the initial public offering at a price below the initial public offering price have been included in the calculation of the shares used in computing earnings (loss) per share as if they were outstanding for all periods presented. There are no common stock equivalents.

        j.  Forward Stock Split

        On July 20, 1992 the Subsidiary forward split its shares of common stock on a 8,100 shares for 1 share basis. All references to shares outstanding and earnings per share have been restated on a retroactive basis.

        k. Credit Risk

        The Company maintains its cash accounts primarily in one bank in Louisiana. The Federal Deposit Insurance Corporation insures accounts to $100,000. The Company's accounts occasionally exceed the insured amount.

NOTE 2 -       LOANS RECEIVABLE/LOANS PAYABLE - SHAREHOLDERS

        From time to time the Company received loans from certain shareholders for the purpose of providing funds for the Company's operating expenditures. The Company has also advanced funds to shareholders. These loans have not, to date, been documented to specify the terms of the Company's obligations to these shareholders.

NOTE 3 -       ACCRUED EXPENSES

        Accrued expenses consist of the following:
                                                       December 31,
                                                          1995

        Payroll taxes payable                          $   1,395
        Accrued salaries and directors fees              171,321
        Accrued interest payable                           9,004
        Contract labor payable                            30,886

                                                       $ 212,606

        The accrued salaries and directors fees are to be paid over the next 36 months or when the Company is adequately financed.

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                         September 30, 1996 and 1995


NOTE 4 -     CAPITAL LEASE PAYABLE

        The Company has entered into the following lease which has been capitalized for financial statement presentation:
                                              December 31,      September 30,
                                                  1995              1996

        Capital lease with monthly payments of
         $254 to Lease America Corporation     $   1,444        $     -

        Less current portion                      (1,444)             -

        Long-term portion                      $    -           $     -


        The Company's future minimum lease payments are as follows:

              1996                             $    -

              Less imputed interest                 -

              Total                            $    -

NOTE 5 -      STOCK WARRANTS

        In addition to the warrants described in Note 8, stock warrants issued during 1994 and 1995 consist of the following:
                                                                       Potential
                         Date       Expiration           Exercise      Warrant
              Warrants  Issued         Date                Price       Proceeds

              480,000  April 1994  Feb. 28, 1997      $     2.50      $1,200,000
              160,000  Sept. 1994  July 21, 1997            2.50         400,000
               12,500   Oct. 1994  Oct. 19, 1996            1.75          21,875
              100,000   Oct. 1994  Oct. 18, 1997            1.75         175,000
              137,500   Oct. 1994  Oct. 1, 1997             1.75         240,625
              300,000   Oct. 1995  Oct. 23, 1998            1.75         525,000

                                                                      $2,562,500

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                         September 30, 1996 and 1995

 NOTE 6 -     COMMITMENTS

        The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

        Commencing July 1, 1992, the Company agreed to pay its directors a monthly fee of $1,000. These fees have been accrued and will be paid from proceeds of a proposed public offering. In
        December 1994 the Company's board of directors determined that director fees would no longer be paid or accrued.

        On January 12, 1993 the Company entered into three-year employment agreements with each of Edward P. Sutherland, Gary
        E. Alexander, and Jerry Phipps, pursuant to which they will receive annual salaries of $114,000, $109,000 and $57,800 respectively. Pursuant to the terms of his agreement, Mr. Sutherland would have received an annual salary of $137,940 during the third year, however he voluntarily renegotiated the contract to be paid $110,900 for 1995. Mr. Sutherland is also entitled to receive as an annual bonus on each anniversary of his employment, the sum equivalent to 0.50% of the net pre-tax profits, if any, earned by the Company during the preceding year. Pursuant to the terms of Mr. Alexander's agreement, he would have received an annual salary of $119,900 during the second year of employment and an annual salary of $131,890 during the third year, however he voluntarily renegotiated the contract to be paid $109,983 for 1995. Mr. Alexander is also entitled to receive as an annual bonus on each anniversary of his employment, the sum equivalent to 0.75% of the net pre-tax profits, if any, earned by the Company during the preceding year. The renegotiated contract requires a bonus to be paid which would reinstate the original salary if the Company is adequately financed in 1995. Mr. Phipps' contract was renegotiated and cancelled in 1994. Month to month compensation was substituted and accrued for the balance of 1994. In 1995 Mr. Phipps was given a new contract for $52,500 with no bonus provision.

        Any additional compensation to the three employees is to be in the form of an annual bonus at the discretion of the Board of Directors, and/or in the case of Messrs. Sutherland and Alexander, additional bonuses in the form of stock options at the discretion of the Board of Directors. In the event any of the agreements are terminated by the Company without cause, the terminated employee shall be entitled to receive the balance due under the agreement through the scheduled termination date of the agreement, and in the case of Mr. Phipps, in a lump sum.

        On March 29, 1995 the Company entered into a contract with a medical institution to perform a clinical study of the Company's SofCeps product. The contract required that payments totaling
        $247,262 be made by the Company to the medical institution.
        During 1995, the contract was amended with additional payments totaling $266,652. The contract was later terminated before its completion. The Company had made payments of $265,465 leaving an accrued outstanding balance of $133,326. The medical institution has sought payment of the remaining balance, but management feels that it has adequately completed its financial commitment. Management believes that the probability that the
                Company will be required to make additional payments is remote.

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                         September 30, 1996 and 1995

 NOTE 7 -     CONTRACTS PAYABLE

        The Company has entered into purchase contracts for three automobiles as follows:

                                                                 September 30,
                                                                     1996
        Premier Bank, with total monthly payments of principal
         and interest of $1,275, for 60 months, secured by the
         automobiles.                                            $  22,243

        The maturities of contracts payable are as follows:

                       1996                                      $   1,666
                       1997                                         14,243
                       1998                                          6,334
                       Thereafter                                     -

                                                                 $  22,243


 NOTE 8 -     STOCK ISSUANCES

        During the months of October and November 1993, the Company had a private placement of restricted common stock. 45,248 shares of restricted common stock were issued, the proceeds of which totalled $100,000. The Company also issued redeemable notes totalling $187,500. During 1994 the proposed stock offering did not take place and new notes were written to replace the old notes outstanding. The notes bear interest at 8% per annum and each note has attached one warrant for every dollar loaned.
        Each warrant allows the holder to purchase one share of common stock at an estimated price of $3.25 per share for a period of 3 years from the date of issuance. The price per share is based on the per share price on the date the notes were issued.

        During 1995, 627,937 shares of common stock were issued with proceeds of $644,832 through various private placements. During 1995, the Company received payments totaling $60,411 on stock subscriptions receivable. An additional $50,427 in stock subscriptions receivable were added during the year.

        During April 1995, 100,000 shares of common stock (valued at $120,000) were issued to an officer of the Company for services rendered. An additional 42,939 shares were issued to other individuals in payment of services rendered valued at $68,823. The Company also issued 21,000 shares of common stock for payment of rent valued at $14,973 for 1996.

        During March 31, 1995, the Company transferred 120,000 shares in settlement of a note with a balance of $100,000 plus accrued interest of $11,699. The shares were issued in the name of the
                Company during 1994 as collateral for the loan.

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                         September 30, 1996 and 1995

NOTE 9 -      NOTES PAYABLE

        Notes payable consisted of the following:

                                                     December 31,  September 30,
                                                            1995         1996
        Note payable to Richard L. Apel, unsecured,
         dated November 2, 1993 at 8%, principal and
         interest due on August 18, 1994.                $  12,500    $  12,500

        Note payable to David King, unsecured, dated
         October 1, 1994 which replaces the October 27,
         1993 note, at 8%, monthly payments of $500
         commencing October 1, 1994 with a single
         balloon payment of $7,500 plus accrued interest
         due on October 1, 1995.                             6,981        1,743

        Note payable to Garry J. Patton, M.D., secured
         by 25,000 stock purchase warrants dated
         March 9, 1995  which replaces the November 2,
         1993 note, at 8%, monthly payments of $300
         commencing March 1, 1995 with  a single balloon
         payment for the remaining balance plus interest
         due on March 1, 1996.                             24,511          -

        Note payable to Piping Analysis Incorporated,
         unsecured, dated March 9, 1995 which replaces the
         November 9, 1993 note, at 8%, monthly payments
         of $300 commencing March 1, 1995 with a single
         balloon payment for the remaining balance plus
         interest due on March 1, 1996.                    10,710          -

        Note payable to Cynthia F. Vatz, unsecured, dated
         October 19, 1993 at 8%, principal and interest due
         on August 18, 1994.                               12,500       12,500

        Note payable to Don and Linda Hansen, unsecured,
         dated March 9, 1995 which replaces the September 10,
         1993 note, at 8%, monthly payments of $300 commencing
         March 1, 1995 with a single balloon payment for the
         remaining balance plus interest due on
         March 1, 1996.                                    10,710         -


        Balance forward                                 $  77,912    $  26,743

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                         September 30, 1996 and 1995

 NOTE 9 -     NOTES PAYABLE (CONTINUED)
                                                     December 31,  September 30,
                                                           1995        1996

        Balance forward                                 $  77,912    $  26,743

        Note payable to Abraham B. and Adele L. Eckstein,
         unsecured, dated March 1, 1995 which replaces the
         October 6, 1993 note, at 8%, monthly payments of
         $500 commencing March 1, 1995 with a single
         balloon payment for the remaining balance plus
         interest due on March 1, 1996.                    24,573       21,467

        Note payable to LaWayne and Rita Miller, unsecured,
         dated March 9, 1995 which replaces the September 7,
         1993 note, at 8%, monthly payments of $300 commencing
         March 1, 1995 with a single balloon payment for the
         remaining balance plus interest due on
         March 1, 1996.                                    24,510         -


        Note payable to Sunburst Bank, secured by deposit
         accounts, dated December 14, 1994, at prime plus
         1.5%, monthly interest payments of $349 with
         principal due until June 14, 1995.                20,981         -

        Note payable to Socrates Skiadus, unsecured, dated
         October 27, 1993 at 8%, principal and interest
         due on August 18, 1994.                           50,000         -

        Note payable to David Kiesel, unsecured, dated
         February 17, 1995 at 8%, principal and interest due
         on February 18, 1996.                             10,000         -

              Total                                       207,976       48,210

              Less current portion                       (207,976)     (48,210)

              Total Long-Term Portion                   $    -        $   -

NOTE 10 -     GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses from inception, which result in a large deficit in stockholder's equity at year end. The management of the Company plans to raise additional capital through a private placement of its common stock or a public offering.

Item 2.     Management s Discussion and Analysis and Results of
            Operations

Results of Operations

  The net loss for the third quarter and first nine months of 1996 increased 85% to $318,523 and 51% to $834,737, respectively, when compared to the corresponding 1995 periods. These results are primarily attributed to the Company s increased effort in the development of its products.

  Operating expenses for the third quarter and first nine months of 1996 increased 87% and 53% respectively when compared to the corresponding 1995 periods, primarily attributed to increases in the following items: product development (148% and 76% increases for the third quarter and first nine months of 1996, respectively) due to increased effort in the development of SofCeps (Registered Trademark} and CoverTipTM, the Company s flagship products; salaries (50% and 29% increases for the third quarter and first nine months of 1996, respectively) due to the addition of a Vice President and Chief Operating Officer and annual salary increases; depreciation and amortization (22% for the third quarter and first nine months of 1996) due to the addition of computer and office equipment; general and administrative expanses (68% and 56% for the third quarter and first nine months of 1996, respectively) due to increases in consulting charges, contract labor, and travel expenses. Interest expense declined 84% and 53% for the third quarter and first nine months of 1996 due to the retirement of debt.

Liquidity and Capital Resources

  Historically, the Company s working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital as of September 30, 1996 was $546,094 compared to a negative $470,270 at December 31, 1995. This improvement in working capital is primarily attributable to the increase in cash of $837,606 due to the private placement of the Company s common stock and a decrease of $159,766 on the current portion of notes payable.

  Net cash used by operations for the third quarter of 1996 and the first nine months of 1996 was $370,238 and $927,024, respectively, compared to net cash used of $184,251 and $505,214 for the comparable 1995 periods, primarily attributed to the increase in the net loss from operations during the 1996 periods. Also, net cash from financing activities during the third quarter of 1996 was $702,241 compared to $270,588 for the comparable 1995 period, primarily attributed to the sale of common stock. Net cash from financing activities for the first nine months of 1996 was $1,782,755 compared to $553,238 for the comparable 1995 period, also due to the sale of common stock.



  The Company anticipates meeting its working capital needs during the current fiscal year with the cash reserves the Company currently maintains. While the Company continues to pursue the development of its products, it is actively pursuing financing to provide future working capital needs and to prepare for the future marketing and sales activities related to its products. Although management has not made any arrangements or definitive agreements, the Company is contemplating the additional private placement of securities and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. If sales revenue from the Company s products under development are not adequate to fund the Company s future operations and it is unable to secure financing from the sales of its securities or from private lenders, the Company could experience additional losses which could curtail the Company s operations. The continuation as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

  As of September 30, 1996 the Company had total assets of $1,354,509 and stockholders equity of $937,378. In comparison, as of December 31, 1995 the Company had total assets of $406,531 and total stockholders deficiency of $191,384. The 233% increase in total assets for the nine month period ended September 30, 1996 is primarily due to cash realized from the Company s financing activities.

  In the opinion of management, inflation has not had a material effect on the operations of the Company.

  Management believes that the Company has sufficient capital resources to fund anticipated operations until some time in the early second quarter of 1997. Management estimates that its current level of operations require approximately $105,000 per month in cash based upon average monthly cash flows during the first nine months of 1996. Unless the Company is able to begin sales of its products during early 1997 or is able to raise additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage during the second quarter of 1997. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such funds will be available. As of the date hereof, the Company has not entered into any firm agreements or understandings for the raising of capital from private sources.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes in Securities

  This item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

  This item is not applicable to the Company.

Item 4.  Submissions of Matters to a Vote of Securities Holders

  This item is not applicable to the Company.

Item 5.  Other Information

  This item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

  (b)  Reports on Form 8-K

       No report on Form 8-k was filed by the Company during the three month period ended September 30, 1996.

                               SIGNATURES

  In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MEDISYS TECHNOLOGIES, INC.



Date:   November  14, 1996     By:   /S/ Edward P. Sutherland
                                            (Signature)
                               EDWARD P. SUTHERLAND, President
                               and Chief Executive Officer



Date:   November  14, 1996     By:   /S/ Paul R. Radle, Jr.
                                           (Signature)
                               PAUL R. RADLE, JR., Vice
                               President, and Chief Financial
                               Officer