Form 10KSB
period 1996-12-31
MEDISYS TECHNOLOGIES INC
filed 1997-04-16
CIK 898128

United States Securities and exchange commission
                          Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
  [X]     Annual Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934
          For the Fiscal Year Ended December 31, 1996

  [  ]    Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          Commission File Number   0-21441

                        MEDISYS TECHNOLOGIES, INC.
              (Name of small business issuer in its charter)

               Utah                       72-1216734
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

            9624 Brookline Avenue, Baton Rouge, Louisiana 70809
         (Address of principal executive officers)     (Zip Code)

Issuer s telephone number:  (504) 926-0422

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
                Common Stock,  par value $0.0005 per share

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer s revenues for its most recent fiscal year.
$2,182

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $17,444,840 (Based on price of $2.00 per share on April 4, 1997)

     State the number of shares outstanding of each of the issuer s classes of common equity, as of the latest practicable date.

          Class                            Outstanding as of March 28, 1997
Common Stock, Par Value $0.0005         12,355,340

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [  ]  No [X]


                        MEDISYS TECHNOLOGIES, INC.

                             TABLE OF CONTENTS


PART I
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . 3
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . .18
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . .18
Item 4.  Submission of Matters to a Vote of Security Holders18
PART II
Item 5.  Market for Registrant s Common Equity and Related
         Stockholder Matters .                              19
Item 6.  Management s Discussion and Analysis of Financial
         Condition and Results of Operations                20
Item 7.  Financial Statements and Supplementary Data . . . .22
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.               41
PART III
Item 9.  Directors and Executive Officers of the Registrant.41
Item 10.  Executive Compensation . . . . . . . . . . . . . .45
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management .                                  46
Item 12.  Certain Relationships and Related Transactions . .47
PART IV
Item 13.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.                              48
Signatures.. . . . . . . . . . . . . . . . . . . . . . . . .49

                                  PART I

Item 1.     Business

       Medisys Technologies, Inc. ( Medisys or the Company ) is a development stage company with a focus on the delivery of innovative, cost-effective products to the Women s Healthcare and Medical Safety Device markets. The Company is primarily addressing the obstetrical market by developing a range of proprietary products aimed at enhancing safety and reducing the cost associated with the birthing process.

       The Company was incorporated on March 17, 1983 under the laws of the State of Utah as Whitewater Products, Ltd. and initially engaged in the business of manufacturing and marketing sporting goods, primarily sailboards. The Company subsequently ceased its original business activity in 1985 and thereafter primarily investigated and sought new business opportunities and was reclassified as a development stage Company as of March 1, 1989.

  On August 6, 1992, the Company acquired Medisys Technologies, Inc., a Louisiana corporation, engaged in the business of developing a device for the assistance of childbirth under a patent which was applied for in May 1990 and granted on June 15, 1992. Subsequent to the acquisition, all of the Company s activities have been related to the development of medical devices for use primarily in the Women s Healthcare and Medical Safety Device markets. For accounting purposes the acquisition was treated as a recapitalization of Medisys-Louisiana with Medisys-Louisiana as the
acquirer (reverse acquisition).   The acquisition was perfected by
a share exchange, which resulted in former Whitewater shareholders owning 7% of the shares in the new company in the aggregate, while former Medisys shareholders owned 93% of the shares in the new company, in the aggregate. Also on August 6, 1992 the Company changed its name to Medisys Technologies, Inc.

  Prior to the acquisition, there was no affiliation between Whitewater and the Louisiana Company, Medisys. The president of Whitewater was H. DeWorth Williams and the Secretary was Janis
Patterson, both residents of the State of Utah. The principal shareholders of Whitewater were Mr. Williams, John and Jona Price, residents of Hawaii.

  During 1996 the Company spent $496,446 and in 1995 the Company spent $255,486 on product research and development costs.

Primary Products:

WOMEN S HEALTHCARE - SOFCEPS

       The Company is the exclusive assignee of all rights in and to certain United States patents for an obstetrical tractor (birth assistance delivery device) known as SOFCEPS which, in part, is designed to replace traditional steel obstetrical forceps and vacuum extractors used to assist child birth. SOFCEPS is intended to offset the possible negative obstetrical consequences of epidural anesthesia which may slow or interrupt the descent of the fetus through the birth canal and may diminish maternal ability to produce voluntary and involuntary contractions during delivery. SOFCEPS is a disposable soft and thin double-walled multifiber braided axial gripping cylinder which is placed over the fetal skull with a simple application system. It is designed to uniformly distribute assisting traction forces about the circumference and longitudinal surface areas of the fetal skull.

       The predecessor devices that SOFCEPS is designed to replace are traditional steel obstetrical forceps and vacuum extractors and the Company believes that maternal/fetal injuries associated with the use of these predecessor devices will be reduced with the adoption of this new alternative device. Maternal injuries potentially caused by forceps, or by their improper use, range from spiral lacerations of the pelvic floor and its associated structures, to severe lacerations of the cervix resulting in increased in-patient time, major surgical repair, incontinence, sexual disorders, protracted discomfort, death, and substantial increases in health care costs. Objective fetal injuries potentially secondary to the use of forceps include minor "forceps marks", fractures of the fetal skull, central nervous system (CNS) deficit (cerebral palsy), severe mental retardation, blindness, deafness, and death. Subjective injuries may include slowed development of motor skills and learning disability. The use of forceps when the fetus is at or above the midplane of the pelvis is proscribed under current standards of care in the practice of obstetrics.

       The vacuum extractor was developed as an alternative to traditional steel obstetrical forceps, but after over thirty years of development its use still presents potential clinical problems. The operative feature of the device is basically a suction cup which is applied over the crown portion of the fetal skull where traction forces are concentrated. Traction can result in hydraulic transfer of traction forces through the fontanel to the intracranial area. Off axis traction can result in the device "popping" off the fetal skull with secondary rebound trauma being transmitted to the intracranial area. Hematomas over the skull have been noted secondary to the use of the vacuum extractor. Use of both forceps and vacuum extractors requires a high degree of skill and training.

       When the mother opts for epidural anesthesia during delivery, as most do, arrest or substantial delay of fetal descent in the mid-pelvis range of the birth canal frequently occurs and the obstetrician has no means available to beneficially promote descent. In many cases delivery will be unduly prolonged and the physician must resort to Cesarean section delivery. Unlike traditional forceps, SOFCEPS can be applied when the fetus is at or slightly above mid-pelvis of the birth canal, thereby providing the obstetrician with an in place device to which traction can be applied to offset the arrest or delay of descent. The Company believes this will result in significant reductions in the rate of Cesarean section deliveries secondary to arrest of fetal descent in the mid-pelvis range.

       The use of outlet forceps has become so much a part of normal obstetrics that it is considered by some to be a part of a normal delivery. Up to 1975, the use of forceps at all levels was reported in the United States to be as high as 25% to 33 1/3%. By 1980, one study showed a 26.7% forceps use in "first child" deliveries and over 15% in all deliveries. The Company estimates that the percent of forceps deliveries in the United States today is somewhere between 12% and 26%, depending on the region of the Country surveyed. In recent years there has been a surge in Cesarean section births in the United States. As the Cesarean section rate increases, the use of obstetrical forceps tends to decrease. Studies indicate that vacuum extractors delivery rates are roughly equivalent to forceps delivery rates.

     SOFCEPS combines centuries old non-obstetrical concepts with modern medical and engineering technology. Using state of the art braiding technology, a soft, thin mesh cylinder of synthetic fabric is fabricated for application over the fetal head. Application is accomplished with a simple and effective system which includes accommodation for cephalic curvature. The application system is then removed. After application, assisting traction is applied by the physician to the portion of the cylinder which protrudes from the vagina. A unique traction handle permits anterior, posterior, or lateral traction as required to promote fetal descent. As assisting traction is applied, the cylinder exerts uniform axial gripping about the circumference of the fetal head. Unlike steel forceps, gripping forces are not point concentrated but are spread evenly over the fetal head and facial surfaces. Importantly, traction can be applied concurrent with expulsive maternal contractions thereby permitting efficient use of maternal reserves of energy. The device has no edges which can cause lacerations and, because it is much thinner than traditional forceps, it will not exacerbate, and in many cases will offset, minimal cephalo-pelvic disproportion (CPD) where the fetal head tightly engages the birth canal. Because of the simplicity of the device, the Company believes the average board certified obstetrician can become proficient in its use within a nominal number of deliveries. The device, including its application system, is disposable after a single use.

     Comprehensive clinical testing of SOFCEPS began at Baylor College of Medicine, Houston, Texas, in October 1993. Under a protocol approved by the Baylor Human Investigative Review
  Board ("IRB"), assessments of successive prototypal configurations were made using term fetal demise infants in order to evaluate the components and function of the device. During the first year of testing, it was determined SOFCEPS presented little, if any, risk of maternal injury. Traction testing on several stillborns demonstrated that force more than sufficient to promote fetal descent in the birth canal resulted in no objective evidence of fetal head feature trauma and permitted clinical conclusion that the device was very likely to be less injurious to a fetus than traditional devices.

     On April 6, 1995 a developmental milestone occurred when a term stillborn was successfully delivered with the device. During this procedure, application over the fetal head was accomplished and the Company concluded the device was clinically effective in assisting completion of the delivery. Several modifications of the delivery system have been made and with the completion of a minimal number of still born deliveries, the results expected from the Phase One testing protocol were considered by the Company to have been met. Application for approval of Phase two protocol governing live deliveries has begun. Deliveries are planned in the Phase Two program for the fourth quarter of 1997 and the first quarter of 1998. Internationally, clinical sites at the Perinatal Institute in Bern, Switzerland, the Hospital Central in Mexico, and the Kenyaatla National Hospital in Kenya have been selected for consideration of live birth testing. This testing has not commenced at present and is anticipated to begin in the fourth quarter of 1997, first in Mexico and later in Switzerland and/or Kenya. In the United States, a letter of intent has been signed with physicians at the University of Maryland to begin live birth testing.

  MEDICAL SAFETY DEVICES - COVERTIP

     Medical device safety is a large and growing issue within the healthcare community. The transfer of infectious diseases result in enormous economic and social costs. With AIDS, Hepatitis and other communicable disease, the possibility of accidental infection is a critical issue to healthcare workers and professionals. The
  (CDC) Center for Disease Control in Atlanta reports that for every 250 syringe injections an accidental needle stick occurs to the person administering the injection. The cost for subsequent mandatory testing is between 250 to 700 dollars. While the incidence of AIDS contracted through accidental needle sticks is low (less than 50 cases reported in the U.S. today) the impact to the individuals tested and the cost of both the testing and treatment is enormous.

     The current syringe market approaches 2.5 billion dollars in the U.S. alone. Currently, safety syringes comprise a relatively small portion, less than 10% of the total market. The desire to use a safety syringe has been impeded by both cost and technique requirements of currently available safety syringes. Current safety syringes are 3-4 times the cost of standard syringes. Safety syringe devices currently in the market are difficult to use and require hospital training and ongoing inservice. These products do not cover the needle prior to removal from the skin and can pose a danger upon extraction from the patient.

     In contrast to other safety syringes, the CoverTip device s unique design covers the tip of the needle while in the skin and locks in place protecting the healthcare worker during the injection process and during disposal of the used syringe. Use of the CoverTip requires no additional instruction.

     The Company believes that substantial capital barriers may preclude direct entry of the safety products by Medisys in the U.S. Therefore, the Company will likely seek a license arrangement with a major medical company. Foreign markets may offer similar opportunities and are being explored. The Company has received inquiries concerning the CoverTip product from the three largest suppliers of syringes in the United States but has elected not to engage in active negotiation of any licensing agreement until FDA filings are underway.

     On March 31, 1997 the Company submitted a 510(K) Exemption from Pre-Market approval for CoverTip to the Food and Drug Administration (FDA). The Company believes that the CoverTip safety device should qualify for 510(K) FDA approval based on the fact that to the best of the Company s knowledge all other safety syringes are so classified by the FDA. It is anticipated that favorable approval by the FDA should occur in the third quarter of 1997.

  Other Opportunity Products

     The Company is also presently developing other products termed Other Opportunity Products which may generate revenue for the company. A brief non-inclusive outline of opportunity products available to the Company are as follows:

  MEDISYS VETERINARY OBSTETRICAL TRACTOR

     VETCEPSTM is a veterinary application of the SOFCEPS obstetrical tractor. The Company enjoys patent protection for veterinary application in bovine (cattle), ovine (sheep), and equine (horse) obstetrics within its original patents. Development thus far has been limited in large measure to the bovine application because of its substantial potential market and because it appears to offer an obvious solution to problems which arise with the use of commonly used steel veterinary obstetrical fetlock chains. The device has been successfully used on both foreleg and hindleg to deliver live and stillborn. This product is now being sold commercially. The Company introduced the device generating sales of approximately 100 units during 1996 to test market VETCEPSTM. Sales were discontinued in the first quarter of 1996 because the original product proved to be too large to accommodate the fetlock (leg) of the majority of newborn calves. Subsequently the product has been redesigned and is available in three different sizes more closely accommodated the majority of newborn calves.
  The device was reintroduced to the veterinary market in January
  1997.

  DISKLIPTM

     DISKLIPTM ("DISKLIP") is a device used in connection with the standard intravenous administering of medication ("I.V.") and to secure other medical tubing. The DISKLIP is a simple, inexpensive, one piece, disposable after single use device which is designed to prevent inadvertent or accidental tug trauma to an I.V. site and to afford the medical provider with an easier and more efficient means of attaching other medical tubing. The Company believes that DISKLIP will require little or no personnel training and will result in savings in nursing time, reduction of instances of site inflammation and irritation of vein walls (lumens), reduction of instances of infiltration and veil wall puncture, reduction of risk of sepsis, and reduction of patient discomfort. The Company's expectations with regard to DISKLIP are currently being proven by field testing. This field testing consisted of actual patient use at several hospitals in Mexico as well as application and wear by various Medisys personnel. It also included one market evaluation by potential customers in the Unites States and Mexico. The adhesive backing has been improved to incorporate a foam tape approach that allows for skin breathability and reduced allergic reaction (hypoallergenic). Additional designs are being constructed to accommodate various locations of the body where medical tubing is applied and the company is currently addressing that need through additional research and development.

  Backlog

     The Company has no backlog of the VetCepsTM, veterinary birth assistance device.

  Market Analysis and Competition - SofCeps

     The market for obstetrical products, both in the U.S. and worldwide, is substantial. While declining birthrates are a factor for consideration in western countries, even a slight decline indicates a stable U.S. market of about 4 million births per year for the next 10 years. Management believes that the rapidly expanding population growth of third world and Pacific rim countries represents a marketing opportunity for assisted delivery devices and obstetrical products in general. The simple technology that SofCeps employs will be of particular appeal in third world countries and should offer strong market opportunities.

     The primary assistance device in use today is stainless steel obstetrical forceps. They were developed in the latter part of the 16th Century. Actual traction is exerted slightly below or underneath the mandible and is point concentrated. Slippage of the forceps is almost invited because of natural lubrication, refusal of the fetal skull to conform to existing forceps design, and a myriad of variables which exist from one fetal skull/pelvic relationship to another. Virtually every forceps assisted delivery involves risk of injury to the mother and the baby.

   Stainless steel forceps apply a concentrated gripping force on the fetal head which can result in a series of injuries from minor forcep marks to skull fractures, central nervous system damage and fetal death. The manipulation of the steel forceps in the birth canal often causes maternal injuries ranging from spiral lacerations of the pelvic floor to severe lacerations to the cervix. In both instances, these injuries result in significantly increased healthcare costs associated with post-delivery complications and increased inpatient days.

     Statistics have shown that forceps are used to assist up to 26% of vaginal deliveries. Injuries to the fetus range from minor abrasions or "forceps marks" to skull fractures with massive brain damage. The mother is at risk of lacerations of the cervix, which can be life threatening, and the floor of the pelvis. Such injuries are exhaustively dealt with in the medical literature and the obstetrical community would welcome a device which promises a significant reduction in maternal and fetal morbidity.

     The only other significant attempt to introduce a new product into this forceps arena has been the vacuum system. The vacuum unit was patented in the late fifties and in spite of numerous attempts toward refinement, management feels that the approach still remains plagued with disadvantages. The system grips the upper half of the fetal skull with a suction device and traction is then applied. Use of the system frequently results in hematoma over the fetal skull as well as rebound trauma caused by the device popping off the fetal skull. Once in place, the device precludes manual rotation of the skull. Rotation is frequently required to ease passage through the pelvis. Many obstetricians have experienced difficulties because they resort to twisting on the extractor to accomplish rotation. This can result in serious fetal injury. For these and other reasons, the vacuum system has largely fallen into disfavor and the majority of obstetricians have returned to the use of traditional forceps.

  1.     Customer Characteristics

     Potential customers for the SofCeps product varies. They include obstetricians, managed care organizations, hospitals and patients (consumers).

   a.    Obstetricians

  The need for safe, reliable birth assistance creates a base need for replacement of current devices. Documentation of successful deliveries, with reduction of risk to both mother and infant, will be a strong motivator influencing the adoption of the SofCeps device by the obstetrical community as well as hospitals (health care providers), and physicians.


   b.    Hospitals (Health Care Providers)

  Management believes that obstetrical care is being consolidated in communities to establish a cost effective delivery system for this service. Hospitals are increasingly under pressure to reduce costs, while maintaining quality of care. SofCeps offers these healthcare providers the opportunity to increase the quality of the delivery process, while reducing the overall cost of care. An additional opportunity is the economic potential for reduced malpractice insurance and C-Section rates. As hospitals and health care providers move toward captative care, the pressure to decrease length of stay costs, while maintaining quality, will increase.

   c.    Patients (Consumers)

  Patients are increasingly aware of the need to reduce health care costs, but at the same time are concerned over the quality of care. Forceps use and the concept of vacuum extractor assisted deliveries are innately unpleasant to the average consumer. Therefore, management believes that the SofCeps product, as well as other simple Medisys products, represent viable alternatives to the general consumer community, including Women's health and pediatric advocacy groups.

  2. Competitive Evaluation

     The competitive product situation for obstetrics includes products that are a part of diversified health care corporations with slight focus on obstetrics. In the device arena, products for obstetrics are produced from divisions of various companies whose products are broadly based in many areas of health care. Equipment companies such as Utah Medical and Hewlett Packard market monitoring equipment and diagnostic tools for OB. Advertised as the only company exclusively focused on women's health issues, GynoPharma had a broad range of products primarily pharmaceutical and over the counter drugs.

     In the specific area of competition to SofCeps , instrument manufacturers such as the Codman Division of Johnson & Johnson, V. Muellar, and Weck manufacture obstetrical forceps in various forms. Vacuum extractors are manufactured by Mityvac and others.

     Instrument companies do not look at forceps as a major product line, but can be expected to respond with alternative methods of assisted delivery once the SofCeps product is introduced into the market place. The same can be said for the vacuum extractor companies.

  3.     Market Potential

     As set forth herein, SofCeps is intended to be multi-dimensional in use and is designed to be applied in a prophylactic manner in all cases where mother and fetus do not present with contraindications. Less than one half of section deliveries result from maternal/fetal clinical presentation, i.e. inadequate pelvic architecture, cephalo pelvic disproportion, vaso or placenta-previa, etc., and one half of section deliveries are labor related and perhaps preventable through use of a beneficial obstetrical tractor.

     The SofCeps device is a totally new concept which the Company intends to market on a worldwide basis. The market is limited only by the eventual degree of acceptance in the obstetrical community and by the number of live births in each given market area. The device is disposable after a single use, so potential market volume repeats on an annual basis. The degree of market penetration will depend upon product acceptance and effectiveness of marketing efforts. The medical marketplace is receptive to new products which can provide better patient care, savings in medical costs, benefits to the health care industry, and which represent advances in risk reduction. The Company is poised to effectively demonstrate that the device will meet the criteria of today's managed healthcare marketplace.

     There are no past or present medical comparables to SofCeps and pricing is based on costs of manufacture and distribution, including usual administrative items, as well as preliminary price sensitivity analysis. Medisys believes that a price of approximately $300 per device will meet the requirements of the managed care environment.

  4.     Non-Controllable Elements

     With health care reform on a massive scale apparently postponed for the foreseeable future, government intervention would appear only to enhance the prospects for SofCeps as well as other Medisys ' simple, easy to use, technologies. The managed care companies should encourage the use of SofCeps , and economic studies are planned in order to document the value.

     The Company intends to participate in economic studies of various products to demonstrate their positive cost outcome versus standard care and other competitive methods of treatment. These economic studies may be conducted from assessment of currently available data and/or specific studies to demonstrate reduction in overall cost through use of Medisys products. These studies are anticipated to commence simultaneously to market introduction of the various products and take varying amounts of time to complete based on their complexity. While these studies are proof statements to various benefits of Medisys products, they are not anticipated to be critical to market introduction but rather enhancements to each of the product s value to key decision makers.

     The greatest elements outside immediate control would be the introduction of similar birth assist products and the uncertainty of the FDA approval process.

  5.  Marketing Plan

     Medisys currently plans to market SofCeps on a direct basis or through a co-marketing arrangement with supplemental sales support from dedicated brokers. This approach is intended to achieve appropriate marketing activity while minimizing selling expenses. Internationally, the Company plans to distribute Medisys products worldwide through international market development brokers.

     The market for an effective delivery assistance device is worldwide. Concurrent with development and refinement efforts, Medisys will employ comprehensive measures designed to apprise the obstetrical world of what is forthcoming. Management will endeavor to have customers ready and waiting when the device enters mass production. These efforts have begun with public relations and preliminary market communications which are underway.

     Selling strategy will take a multi-focused approach centered around the following customer groups:

   During the final development stage Obstetricians will be communicated with via direct mail and convention exposure at major OB meetings to introduce the concept idea of SofCeps . In addition, after successful live birth clinical testing, educational seminars will be conducted on the appropriate use of the SofCeps device by targeting the thought leaders and volume delivery obstetrical centers. Specific effort will be made to establish SofCeps advocates in the top 20 markets nationally. Major benefits that will be positioned to the obstetrician will include an increase in patient care and potential for reduced malpractice insurance.

   Major obstetrical societies will be contacted and requests made for endorsements of the SofCeps product vs. forceps use.

   After product testing, the Company plans to commission a panel of distinguished obstetricians as an advisory group to provide broad input and endorsement support.

   Obstetrical Nurses will be exposed to the product through convention activity at major meetings, select targeted direct mail to key association officers, and thought leaders within the major metropolitan markets.

   Providers/Hospitals - A direct selling strategy will be employed to the top 200 obstetrical hospitals. In addition, group purchasing organizations will be contacted for inclusion of the SofCeps product into their "formulary." The major selling appeal to providers is the potential to increase care quality and the potential for reduction of C-Section rates and malpractice occurrence.

   While physician obstetricians will be the final users, the device is considered a hospital supply item. Exclusively, hospitals with obstetrical units will be the customers of the Company.

   Managed care organizations have established a list of procedures which they feel are being excessively used within the health care community. Included as one of the highest within this list are C-Section rates. C-Sections currently cost about $4,570 more than normal deliveries and there are wide variations of occurrence by institution and geography. Management believes that the use of SofCeps should generate a net savings over C-Section delivery.

   The Company s selling strategy will include contacting major women's and children's advocacy organizations. The development of a press kit for use in local areas where SofCeps has been adopted for use will provide an efficient tool for local media, physicians, and hospitals thereby enhancing general media public relations.

   Insurers - If SofCeps proves clinically successful and produces a relatively short track record of safe and injury free deliveries, the Company believes that medical malpractice and health insurers will support the transitioning of insured obstetricians from the continued use of forceps. A single instance of infant brain damage can cost an insurer in excess of $40 million dollars. A demonstration that SofCeps will reduce the number of such instances will ingratiate insurers and compel their collective assistance.

   Women s Groups - In addition, the Company intends to advertise and solicit various consumer periodicals that target a predominantly female readership. By using the family periodicals as communication tools, the message of the benefits of a SofCeps delivery will be widespread.

   Education - From a services standpoint, the Company intends to provide user training through seminars, literature, clinical video programs, and clinical workshops. Emphasis will initially be placed on working through teaching hospitals in the various geographic markets. Planning is underway for a detailed and intense education program. Plans are to conduct at least one seminar per month at strategic geographical areas across the United States.

  6.  Advertising and Promotions

     Initial promotional and market education activity has begun, particularly targeted to each of the major customer groups. This initiative has consisted of periodical news releases and publication in a limited number of business and professional publications about the Company in general, and SofCeps as a birth
  assistance alternative concept.   Further advertising and public
  relations will be targeted to each category. For example, even though hospitals will be the purchasers, obstetrical physician users will dictate whether the purchases are made which will require a blanket effort to insure wide familiarity with the device within the obstetrical community.

     Medical literature, in this case the various obstetrical journals, is a primary key in dissemination of new information to individual obstetrical practitioners. Appropriate physician authored informative articles will be provided to these journals for publication and distribution to individual subscribers. Results of human clinical trials are being reported with clinical details of each delivery.

  7.  Product Warranties

     The Company will attempt to develop reasonable warranties with application of the SofCeps product and these will be contained in the product package insert which will be included with every SofCeps unit sold or distributed.

  Market Analysis - CoverTip

     Currently $2.5 billion of annual sales volume is generated with the use of syringes in the United States with safety syringes purchases during this annual period approximating $300 million of this amount. The penetration rate of safety syringes is driven by concern over the health of the doctors, nurses, and other healthcare professionals as well as cost associated with their care and the testing necessary in response to the occurrence of accidental needle sticks. The rate of accidental needle stick reported by the Center for Disease Control (CDC) was one occurrence for every 250 injections made. While the number of confirmed cases of AIDS contracted accidental dirty needle sticks remains small (less than 50 individuals) the occurrence of hepatitis and other infectious diseases compounds the problem and cumulatively results in tremendous cost, liability, long-term care and productivity losses. Requirements for reporting all accidental dirty needle sticks result in subsequent testing cost for each event from between $250 -$700 .

     Although there is support from the healthcare worker community for safety syringes, there are still various obstacles such as their higher cost, (3-5 times standard syringes) as well as the difficult technique changes necessary to use many of these currently cumbersome devices. The inservice cost to train a myriad of healthcare practitioners using syringes places an added burden on the conversion rate due to the awkward nature of currently existing safety syringes. Many of these products require two-handed application techniques which can, at times, present accidental stick opportunities.

  Customer characteristics

     Customers for the CoverTip safety syringe include all healthcare workers, nurses, physicians, hospitals, clinics, managed care organizations as well as insurers.

     a.  Doctors, nurses, and healthcare providers.

     The desire to reduce the likelihood of an accidental dirty needle stick is strong with all healthcare workers. Individuals who have contracted AIDS, hepatitis and other life threatening contagious disease have become advocates for the adoption of safety devices within the healthcare community. These individuals and organizations supporting healthcare worker safety provide impetus for the use of safety syringes.

     b.  Hospitals.

     The need to reduce the cost of testing associated with accidental needle sticks as well as reduction in liability and in negative publicity and pressure from healthcare worker organizations are strong motivators to the hospital in adopting a relatively low cost easy to use safety syringe.

     c.  Managed Care/Insurance

     Managed Care organizations and Insurers assume the burden of liability both for treatment and damages associated with accidental needle sticks. These groups appear supportive of efforts to reduce the incidence of infectious disease contracted by cross contamination.

  Competitive Evaluation

     Within the syringe business in the United States, Becton - Dickenson enjoys the largest market share position approximating 60% of the market. Sherwood Medical a division of American Home Products has approximately 30% with the remainder of the market divided among numerous private label as well as foreign companies such as Terumo. The safety syringe market is sub-divided in similar fashion. Over 450 patents have been issued on various types of safety needles and/or syringes. In spite of the proliferation of interest and effort to convert these products, the difficulty in changing behavior of the application technique of the healthcare worker as well as the prohibitive cost (3-5 time standard syringes) has inhibited the penetration of safety syringes into the overall standard syringe marketplace. On March 31, 1997 the Company submitted a 510(K) Exemption from Pre-Market approval for CoverTip to the FDA.

  Marketing Plan

     Due to the large capital investment required to manufacture multiple large quantities of the CoverTip product, the primary strategy of the CoverTip selling campaign will be designed to obtain a third party large company partner with the manufacturing distribution resources and expertise needed to rapidly introduce a product with this enormous opportunity.

     The CoverTip safety syringe will address each of the major issues associated with current safety syringes as well as provide benefits over standard intramuscular (IM) syringes. While standard syringes cost between $0.08 and $0.12 each, it is anticipated that the CoverTip safety syringe will be priced at less than $0.20 each. Specific costs will be developed once full production plans are implemented.

     As the CoverTip safety syringe requires no change in technique, and is currently identical in use to a standard syringe, it will eliminate educational (inservice) requirements that currently exist with many safety syringes on the market. Additionally, because of the unique design of the CoverTip safety syringe, the needle tip is actually protected prior to removal from the patients skin. This greatly reduces any contaminated needle exposure to the healthcare worker and offers an advantage to other safety syringes that require extraction from the patient s skin prior to implementation of various needle tip protection methods.

  Patents and Trade Secrets

     The Company has aggressively pursued obtaining patent rights to those products which it anticipates marketing. The Company already is the owner of seven U.S. patents (U.S. Patent 5,122,148, U.S. Patent 5,217,467, U.S. Patent 5,318,573, U.S. Patent
  5,460,611, U.S. Patent 5,496,283,  U.S. Patent 5,573,539, and U.S.
  Patent 5,593,413) for the Company's SOFCEPS , COVERTIP , VETCEPTM and DISKLIP devices. In addition, a new U.S. patent application has been filed covering the latest generation of the SOFCEPS . The Company has also pursued its foreign patent applications relating to SOFCEPS in twenty countries and has obtained Australian Patent 669116. The Company also has pending a U.S. patent applications covering VETCEPSTM, the veterinarian version of SOFCEPS , which is approved but not yet issued, and a U.S. patent application relating to the DISKLIPTM I.V. tubing retainer, the first of which has been approved.

     The Company has filed six U.S. trademark applications preserving its right to use the trademarks "SofCepsTM", "VetCeps ", the "Medisys " logo, "DisKlipTM", SofDerm , and "CoverTipTM" to identify the various Company products. As the Company proceeds forward with the commercialization of these and other products, U.S. and foreign trademark applications will be filed to protect their product name.

     The Company intends to obtain copyright protection on its product packaging, instruction sheets, and such other Company materials that the Company believes significant to warrant procurement of copyrights.

     The Company has obtained through its research and development efforts during the past four years, a large body of trade secrets relating to the design and construction of SOFCEPS . In addition, the Company has obtained substantial proprietary business information relating to the manufacturing costs, marketing and selling of the Company's various products.

  Product Liability and Insurance

     The Company may be exposed to potential product liability claims by users of its products. The Company currently maintains general business liability insurance limited to $1,000,000 coverage per occurrence and in the aggregate. The Company's clinical testing for human fetal demised deliveries has been through St. Paul insurance Company with coverage limits of $5,000,000 per occurrence and $15,000,000 aggregate coverage.

     Additionally, the Company has obtained product liability insurance for the VetCepsTM product from American Equity Insurance Company. The coverage limit on this policy is $1,000,000 per occurrence with a $1,000,000 general aggregate.

  Government Regulation

     The two primary products of the Company are SofCepsTM birth assistance device and CoverTipTM Safety Syringe. Both are subject to market introduction regulation by the Food and Drug
  Administration (FDA).

     Generally, all medical devices are subject to FDA regulation under the Medical Device Amendments of the Federal Food, Drug and Cosmetic Act and are classified into one of three categories, Class I, Class II or Class III, depending on their intended use and upon the degree of regulation necessary to provide reasonable assurance of their safety and effectiveness. The class into which any specific device is placed determines the requirements that must be met before a manufacturer may distribute the device in interstate commerce. Section 510(K) of the Medical Device Amendments provides for a pre-market notification requirement whereby manufacturers intending to market a new or significantly modified device are required to submit a pre-market notification to the FDA in order to establish substantial equivalence in terms of safety and effectiveness to a device already on the market in the United States prior to 1976, or to a device marketed after that date that has been determined to be substantially equivalent. This notification is required to be submitted at least 90 days prior to introducing the device into interstate commerce, or otherwise holding or offering the device for commercial distribution. No prototype is required, however, additional data from testing may be requested.

     Within 90 days of receipt of the pre-market notification, the Center for Devices and Radiological Health ( CDRH ) determines whether the device is equivalent . If the device is deemed equivalent, it cam be marketed. If the CDRH determines that a device is not equivalent, the manufacturer may resubmit the 510(K) notification with new data, file a reclassification petition, or submit a pre-market approval application ( PMA ). A PMA is required instead of the Section 510(K) process only if the device is held to be a Class III device. Class III devices are those represented to be life-sustaining or life-supporting, are implanted in the body, or present potential unreasonable risk of illness or injury. Class III devices are subject to more the rigorous FDA approval process which generally required the completion of three major steps. The first step involves the granting by the FDA of an Investigational Device Exemption ( IDE ) which permits the proposed product to be used in controlled human clinical trials. Upon completion of a sufficient number of clinical cases to determine the safety and effectiveness of the proposed device for specific indication, a PMA is then prepared and submitted to the FDA for review. This extensive submission includes design, manufacturing, quality control and clinical data to substantiate the proposed device s compliance with FDA manufacturing regulations as well as to support its medical effectiveness. Upon acceptance by the FDA of the PMA, the third major step, a public review if the data by an advisory panel of the FDA, industry and medical professionals takes place. Prior to receiving final approval, a company is inspected by the FDA to verify that its manufacturing procedures meets all requirements of the FDA regulations.

     The Company believes that both of its primary products are substantially equivalent to devices already marketed and are therefore exempt from PMA.

     However, the fact that the SofCepsTM device involves the birthing of babies, the Company s approach has been and remains determined to follow a protocol consistent with all FDA guidelines and to complete all good manufacturing practices prior to marketing the product.

     A discussion of where the Company stands with regard to the FDA process is included under each product heading.

     Prior to the Phase I testing of SOFCEPS , the Company applied to the FDA for a 510(K) exemption from Pre Market Approval (PMA) for marketing the SofCeps device. PMA could require a lengthy testing and approval process. The FDA has reviewed the Company's application and testing protocol. Based on Phase I data, the Company was allowed to continue its fetal demised clinical testing. An Investigational Device Exemption (IDE) Draft for Phase II testing has been submitted to the Office of Device Evaluation (ODE/OB-GYN) for review and comment. The Company has established a positive dialogue with the FDA and believes that the IDE process will be postured to proceed with Phase II testing when Phase I is successfully completed. The Company intends to resubmit a 510(K) application to the FDA concurrent with the accumulation of live human clinical test data.

     The Company believes that the CoverTip safety device should qualify for 510(K) FDA approval. On March 31, 1997 the Company submitted a 510(K) Exemption from Pre-Market approval to the FDA.

     Other than the FDA, the Company does not believe that there are any existing or probable governmental regulations that would adversely affect the Company or its business.

     All materials used in Medisys disposable products are standard medical materials compatible with present methods of hospital disposal in accordance with accepted practices and applicable laws.

  Employees

     As of March 31, 1997 the Company employed 8 full-time individuals, consisting of 3 executive officers and 5 office staff personnel. In addition to its full-time employees, the Company uses the services of certain consultants on a contract basis.
  These consultants include, William D. Kiesel, a patent attorney and Director of the Company; Paul R. Radle, Jr., a CPA and Director, Treasurer, and CFO of the Company; Clayton Simpson, a CPA and Controller of the Company; Joel Faden, a FDA consultant; and Coastline Financial Corporation, financial consultants. Mr. Kiesel is reimbursed for patent costs and expenses only. Prior to 1996, Mr. Radle received restricted shares of the Company s common stock as reimbursement for his services. After January 1, 1996, Mr. Radle has been compensated on an hourly basis. Mr. Simpson has been compensated on an hourly basis. Mr. Faden will be compensated on an hourly basis as services are needed.

     Coastline Financial was contracted with to provide financial consulting services to the Company. It was felt by management that through their existing contacts and through contacts that they would be able to make that the Company would be better able to find the financing it needed to continue the development of its products and continue the operations of the Company. The shares issued and to be issued to Coastline come from stock held by the founders of the Company. The formula for determining the number of shares to be issued to Coastline was developed through negotiations with the parties involved. In addition Coastline receives a fee of $1,000 per month.

  Item 2. Properties

     The Company leases office facilities consisting of approximately 3,532 square feet located in Baton Rouge, Louisiana. The lease calls for a monthly payment of $2,942 including utilities and is an annual lease renewable in December of each year. The office is primarily devoted to product development, new product design and administrative activities. Additionally, the Company leases 450 square feet of office space in Far Hills, New Jersey at a cost of $1,000 per month. The Company believes that all of its initial requirements for manufacturing, packaging, and storage will be met by its contract manufacturers.

     To support the development efforts without assuming fixed costs, the Company has contracted with Hayes Medical, Inc. and GVO, Inc. for engineering, design specification, prototype manufacturing, cost projections and schedules. This association will also aid the Company with the FDA s 510(K) approvals as well as SofCeps prototype development and testing.

     The Company also presently contracts for laboratory facilities with TechniMark, Inc. in Clearwater, Florida to assemble its handmade clinical devices of SOFCEPS as well as the production of VETCEPSTM.

  Item 3. Legal Proceedings

     The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

  Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company s
  Securities Holders during the fourth quarter of the Company s fiscal year ending December 31, 1996.

                                PART II

  Item 5. Market for Registrant s Common Equity and Related
            Stockholder Matters

     No shares of the Company s Common Stock have been registered with the Securities and Exchange Commission or any state securities agency of authority. The Company s Common Stock has been traded in the over-the-counter market and quotations are published on the NASD Electronic Bulletin Board under the symbol SCEP , and in the National Quotation Bureau, Inc. pink sheets under Medisys Technologies, Inc.

     The following table sets forth the range of high and low bid prices of the Common Stock for each calendar quarterly period since the first quarter of 1995 as reported by the National Quotation Bureau, Inc. ( NQB ). Prices reported by the NQB represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

                            High           Low
   1995
        First Quarter       1.75           1.00
        Second Quarter      2.75           1.00
        Third Quarter       2.00           0.75
        Fourth Quarter      3.12           1.00
   1996
        First Quarter       4.18           1.50
        Second Quarter      5.12           3.87
        Third Quarter       4.25           3.00
        Fourth Quarter      3.25           1.87

   As of December 31, 1996 there were approximately 450 holders of record of the Company s Common Stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The Company estimates that in excess of 1,000 shareholders of the Company hold their shares in the name of broker-dealers.

  Dividend Policy

   The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

  Recent Sales of Unregistered Securities

     A description of recent sales of unregistered securities can be found in the Consolidated Statements of Stockholders Equity and
  Note 7 and Note 8 to the Consolidated Financial Statements which can be found elsewhere within this Form 10-KSB.

  Item 6.      Management s Discussion and Analysis of Financial
                 Condition and Results of Operations

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

  Results of Operations

     The net loss for the year ending December 31, 1996 increased 28.89% to $1,498,725 when compared to the corresponding 1995 period. These results continue to be primarily attributable to the Company s increased effort in the development of its products.

     Operating expenses for the year ending December 31, 1996 increased 26.47% when compared to the corresponding 1995 period, primarily attributed to increases in the following items: product development (94.31% increase for the year ending December 31, 1996); salaries (39.85% increase for the year ending December 31,
  1996) due to the addition of a Vice President and Chief Operating Officer and annual salary increases; depreciation and amortization (29.27% for the year ending December 31, 1996) due to the addition of computer and office equipment; general and administrative expenses (22.31% for the year ending December 31, 1996) due to increases in contract labor, travel expenses, and expenses related to the addition of an office in Far Hills, New Jersey. Interest expense decreased 14.35% for the year ending December 31, 1996. Professional services decreased 25.58%. This decrease was primarily due to the addition of the Company s Chief Operating Officer to the Company s staff. This individual was formerly a consultant to the Company and became an employee on January 1, 1996.

  Product Development

     Product Development costs increased 94.31% to $496,446 for the year ending December 31, 1996 primarily due to the increased effort in the development of SofCeps and CoverTip , the Company s flagship products.

     Prior to 1996, work on products under development was performed in-house, with the exception of prototype work performed by TechniMark, Inc. in Clearwater, Florida. In January, 1996 the Company contracted with Hayes Medical, Inc., a contract medical engineering firm out of Sacramento CA, to assist in the development of several prototype application systems for SofCeps, the Company s birth assistance device. Additionally, two dimensional and three dimensional models were developed to test the effectiveness of the SofCeps device. The Company also entered into a technology transfer agreement with A&P Technology to assist in the development of various braid configurations for the SofCeps bonnet . Product Development will continue on SofCeps during 1997. The Company has contracted with GVO, Inc. to move into the next phase of prototype development of SofCeps with the goal of live birth testing of the device in late 1997 or early 1998.

     Hayes Medical, Inc. also assisted the Company in development work performed on CoverTip, a safety syringe under development. Work performed in 1996 primarily centered around prototype development and testing. The Company submitted an application for 510(K) Exemption from Pre Market Approval with the Food and Drug Administration on March 31, 1997.

  Liquidity and Capital Resources

     Historically, the Company s working capital needs have been satisfied through its financing activities including private loans and raising capital through the sale of securities. Working capital as of December 31, 1996 was $198,112 as compared to a working capital deficit of $470,270 as of December 31, 1995. The improvement in working capital over 1995 is primarily attributable to an increase in the Company s cash balances of $587,455 due to the private placement of the Company s common stock and a decrease of $162,595 in the current portion of notes payable.

     The Company completed the most recent private placement of its common stock on December 17, 1996 having raised $2,013,500. Expenses related to the private placement totaled $85,420. The Company issued 1,342,331 shares of common stock pursuant to the private placement at a price of $1.50 per share. The Company also issued one stock purchase warrant for each share of common stock issued. The warrants constitute an option to buy, at a price of $1.50 per share, unregistered shares of common stock for a period of four years from date of issue of the common stock acquired through the private placement. The issuance price of the common stock for the private placement was determined by the Company s Board of Directors. The Board took into consideration such things as the current market price for its trading common stock at the time the Private Placement was offered, shareholder dilution, and the Company s current stage of development.

     Net cash used by operations for year ending December 31, 1996 was $1,223,232 compared to net cash used of $728,626 for the comparable 1995 period, primarily attributed to the increase in the net loss from operations during 1996 period. Net cash from financing activities for the year ending December 31, 1996 was $1,927,560 compared to $853,420 for the comparable 1995 period, primarily due to the sale of common stock.

     The Company is currently in default on three notes payable to various individuals totaling $45,381. One of the three notes had called for monthly payments of $500 with the balance being payable on March 1, 1996. The Company continues to make the monthly payment of $500. None of the three note holders have demanded repayment and the Company continues to accrue interest on all outstanding notes payable

     As of December 31, 1996 the Company had total assets of $1,051,500 and stockholders equity of $558,106. In comparison, as of December 31, 1995 the Company had total assets of $406,531 and total stockholders deficiency of $191,384. The 158.65% increase in total assets for the year ending December 31, 1996 is primarily due to cash realized from the Company s financing activities.

     Management believes that the Company has sufficient capital resources to fund anticipated operations until some time in the early third quarter of 1997. Management estimates that its current level of operations require approximately $125,000 per month in cash based upon average monthly cash flows during the fourth quarter of 1996. Unless the Company is able to substantially increase current sales of its products during early 1997 or is able to raise additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage during the third quarter of 1997. The Company intends to seek additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. As of the date hereof, the Company has not entered into any firm agreements or understandings for the raising of capital from public or private sources. If sales revenue from the Company s products under development are not adequate to fund the Company s future operations and it is unable to secure financing from the sales of its securities or from private lenders, the Company could experience additional losses which could curtail the Company s operations. The continuation as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

  Item 7. Financial Statements and Supplementary Data

     The Company s Consolidated Balance Sheet as of December 31,
  1996 and the related Consolidated Statements of Operations, Stockholders Equity, and Cash Flows for the years ended December 31, 1996, and 1995, and from inception on January 21, 1991 through December 31, 1996 have all been examined to the extent indicated in their report by Jones, Jensen & Company, independent Certified Public Accountants, and have been prepared in accordance with generally accepted accounting principals and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                     INDEPENDENT AUDITORS' REPORT


  The Board of Directors
  Medisys Technologies, Inc. and Subsidiary
  (Development Stage Companies)
  Baton Rouge, Louisiana

  We have audited the accompanying consolidated balance sheet of Medisys Technologies, Inc. and Subsidiary (development stage companies) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996, and 1995 and from inception on January 21, 1991 through December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medisys Technologies, Inc. and Subsidiary (development stage companies) as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996, and 1995 and from inception on January 21, 1991 through December 31, 1996 in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has incurred significant losses since inception relating to its research and development efforts and has had no significant operating revenues, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



  Jones, Jensen & Company
    February 26, 1997

               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
                      Consolidated Balance Sheet


                                ASSETS

                                                  December 31,
                                                   1996
  CURRENT ASSETS

    Cash                                          $    669,604
    Inventory                                            8,571
    Prepaid expenses                                     6,997

        Total Current Assets                           685,172

  FIXED ASSETS

    Leasehold improvements                               2,195
    Automobiles                                         67,950
    Furniture and equipment                             66,092
    Leased equipment                                    10,010
    Accumulated depreciation                           (79,934)

        Total Fixed Assets                              66,313

  OTHER ASSETS

    Security deposits                                    4,000
    Patent and trademark costs, net (Note 1)           295,704
    Organizational costs (Note 1)                          311

        Total Other Assets                             300,015

        TOTAL ASSETS                              $  1,051,500

              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
                Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  December 31,
                                                   1996

  CURRENT LIABILITIES

    Accounts payable                              $    276,014
    Accrued expenses (Note 3)                          105,441
    Payable-stockholders (Note 2)                       45,981
    Contracts payable - current portion (Note 4)        14,243
    Notes payable (Note 5)                              45,381

        Total Current Liabilities                      487,060

  LONG-TERM DEBT

    Contracts payable  - less current portion (Note 4)   6,334

        Total Long-Term Debt                             6,334

        TOTAL LIABILITIES                              493,394

  COMMITMENTS AND CONTINGENCIES (Note 6)

  STOCKHOLDERS' EQUITY (Notes 7 and 8)

    Common stock: 100,000,000 shares
     authorized of $0.0005 par value,
     12,337,940 shares issued  and outstanding           6,167
    Additional paid-in capital                       5,429,958
    Stock subscriptions receivable (Note 7)           (175,000)
    Deficit accumulated during the development stage(4,703,019)

        Total Stockholders' Equity                     558,106

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $1,051,500

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                     Consolidated Statements of Operations

                                                                     From
                                                                   Inception on
                                                                   January 21,
                                       For the Years Ended        1991 through
                                            December 31,          December 31,
                                         1996       1995             1996

REVENUES                             $  2,182  $   2,802         $   4,984

OPERATING EXPENSES

  Cost of product sold                  1,267        574             1,841
  Product research and development    496,446    255,486         1,684,588
  Professional services               272,161    365,727           748,470
  Salaries                            290,857    207,980         1,038,906
  Depreciation and amortization        25,548     19,763           100,079
  General and administrative          348,186    284,671         1,003,240

     Total Operating Expenses       1,434,465  1,134,201         4,577,124

     OPERATING LOSS                (1,432,283)(1,131,399)       (4,572,140)

OTHER INCOME (EXPENSES)

  Interest income                      13,194       -              13,194
  Interest expense                    (26,566)   (31,016)         (90,646)
  Bad debt expense                    (53,070)      (357)         (53,427)

     Total Other Income (Expenses)    (66,442)   (31,373)        (130,879)

LOSS BEFORE INCOME TAXES           (1,498,725)(1,162,772)      (4,703,019)

INCOME TAXES                             -          -                -

NET LOSS                          $(1,498,725)$(1,162,772)   $ (4,703,019)


NET LOSS PER SHARE OF COMMON STOCK$  (0.13 )  $   (0.10)

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                Consolidated Statements of Stockholders' Equity


                                                                   Deficit
                                                                 Accumulated
                                                    Additional    During the
                                     Common Stock    Paid-In     Development
                                 Shares     Amount    Capital       Stage

Balance, January 21, 1991         -          $ -         $  -        $  -

Common stock issued for cash
 during 1991 at $.0001
 per share                   8,100,000       4,050     (3,060)          -

Net loss for the year ended
 December 31, 1991                -           -          -            (8,667)

Balance, December 31, 1991   8,100,000       4,050     (3,060)        (8,667)

Effect of reverse acquisition1,768,500         884    (41,557)          -

Private placement of common
 stock for cash at $2.00
 per share                     250,000         125    499,875           -

Cancelled shares              (418,500)       (209)       209           -

Net loss for the year ended
 December 31, 1992                -           -           -         (269,551)

Balance, December 31, 1992   9,700,000       4,850     455,467      (278,218)

Issuance of common stock for
 cash at an average price of
 $2.21 per share                45,248          23      99,977         -

Common stock offering costs       -            -       (4,970)         -

Net loss for the year ended
 December 31, 1993                -            -         -         (802,338)

Balance, December 31, 1993   9,745,248     $  4,873 $ 550,474   $(1,080,556)

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
          Consolidated Statements of Stockholders' Equity (Continued)

                                                                     Deficit
                                                                    Accumulated
                                                         Additional During the
                                     Common Stock         Paid-In   Development
                                   Shares     Amount      Capital     Stage

Balance, December 31, 1993        9,745,248  $   4,873   $ 550,474  $(1,080,556)

Issuance of common stock for
 cash at an average price
 of $1.26 per share                  60,016         30      75,581        -

Contributed capital by shareholders    -          -        513,812        -

Commons stock issued in settlement
 of shareholder loans at
 approximately  $2.16 per share     200,000        100     431,495        -


Forgiveness of wages and fees
 by shareholders                       -          -        215,565        -

Common stock offering costs            -          -        (97,791)       -

Net loss for the year ended
 December 31, 1994                     -          -           -       (960,966)

Balance, December 31, 1994       10,005,264      5,003   1,689,136  (2,041,522)

Issuance of common stock for cash
 at an average price of $1.05
 per share                          627,937        314     659,562        -

Issuance of common stock for
 services rendered at an average
 price of $1.26 per share           121,939         61     153,789        -

Issuance of common stock for
 prepaid rent at $0.35 per share     42,000         21      14,952        -

Sale of common stock options           -          -        431,800        -

Transfer of common stock in
 settlement of debt                    -          -        111,699        -

Net loss for the year ended
 December 31, 1995                     -          -           -     (1,162,772)

Balance, December 31, 1995       10,797,140  $   5,399  $3,060,938 $(3,204,294)

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
          Consolidated Statements of Stockholders' Equity (Continued)


                                                                     Deficit
                                                                    Accumulated
                                                         Additional During the
                                     Common Stock         Paid-In   Development
                                     Shares     Amount    Capital      Stage

Balance, December 31, 1995        10,797,140  $   5,399  $3,060,938 $(3,204,294)

Issuance of common stock for
 cash at a price of $1.50
 per share                         1,342,331        670   2,012,830        -

Common stock offering costs             -          -        (85,420)       -

Issuance of common stock for
 consulting and professional
 services rendered at an average
 price of $3.39 per share            36,769         17      124,687        -

Issuance of common stock from
 exercise of common stock
 warrants at $1.50 and $1.25
 per share                           41,700         21       52,529        -

Issuance of common stock in
 satisfaction of note payable
 at $2.80 per share                  20,000         10       55,990        -

Issuance of common stock for
 warrants exercised at $1.75 per
 share for subscription receivable  100,000         50      174,950        -

Common stock warrants issued for
 extension of payable payment          -          -          33,454        -

Net loss for the year ended
 December 31, 1996                     -          -            -     (1,498,725)

Balance, December 31, 1996       12,337,940  $   6,167   $5,429,958 $(4,703,019)

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                     Consolidated Statements of Cash Flows

                                                                       From
                                                                   Inception on
                                                                     January 21,
                                               For the Years Ended  1991 through
                                                    December 31,    December 31,
                                              1996          1995        1996
CASH FLOWS FROM OPERATING ACTIVITIES

 Loss from operations                     $(1,498,725) $(1,162,772) $(4,703,019)
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Operating expenses paid by issuance of
    common stock                              124,704      183,867      308,571
   Common stock options and warrants
    for services                               33,454      177,800      211,254
   Depreciation and amortization               25,548       19,763      101,474
   Allowance for doubtful accounts             53,070         -          53,070
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable     870         (513)        -
   (Increase) decrease in inventory            (4,145)      (4,426)      (8,571)
   (Increase) decrease in prepaid expenses      7,976        4,485       (6,997)
   (Increase) decrease in loans
    receivable - stockholders                   5,007       (2,507)        -
   (Increase) decrease in security deposits      (859)          10       (4,000)
   (Increase) decrease in organizational costs   -            -            (311)
   Increase (decrease) in accounts payable    137,033       48,883      276,014
   Increase (decrease) in accrued expenses   (107,165)       6,784      105,441

       Net Cash (Used) by Operating
         Activities                        (1,223,232)    (728,626)  (3,667,074)

CASH FLOWS FROM INVESTING ACTIVITIES

 Increase in patent costs                     (91,053)     (64,778)    (297,098)
 Acquisition of subsidiary                       -            -         (40,673)
 Purchase of fixed assets                     (25,820)     (17,606)     (83,847)

    Net Cash (Used) by Investing Activities $(116,873)   $ (82,384)  $ (421,618)

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
               Consolidated Statements of Cash Flows (Continued)

                                                                     From
                                                                  Inception on
                                                                  January 21,
                                         For the Years Ended     1991 through
                                             December 31,          December 31,
                                          1996          1995          1996
CASH FLOWS FROM FINANCING ACTIVITIES

   Payments of stock offering costs     $ (60,100)   $  (25,319)   $  (90,389)
   Proceeds from capital lease               -             -           10,010
   Payments on capital lease               (1,444)       (2,178)      (10,010)
   Payments on contracts payable          (13,132)      (10,574)      (41,823)
   Borrowings from stockholders            42,782         3,199       490,470
   Borrowings from notes payable             -           10,000       338,500
   Payment on loans payable - stockholders   -             -          (20,984)
   Payment on notes payable              (106,596)      (30,524)     (137,119)
   Stock subscriptions receivable            -            9,984       (53,427)
   Issuance of common stock             2,013,500       644,832     3,966,518
   Proceeds from sale of  stock options      -          254,000       254,000
   Proceeds from exercise of common
    stock options                          52,550          -           52,550

      Net Cash Provided by Financing
        Activities                      1,927,560       853,420     4,758,296

 NET INCREASE (DECREASE) CASH AND
  CASH EQUIVALENTS                        587,455        42,410       669,604

 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      82,149        39,739          -

 CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                              $669,604     $  82,149     $ 669,604

 SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

     CASH PAID FOR

      Income taxes                       $   -        $    -        $    -
      Interest                           $  9,932     $  15,285     $  43,180

 NON CASH FINANCING ACTIVITIES
     Purchase of automobiles on contract $   -        $    -        $  62,400
     Conversion of stockholder loans to
       equity                            $ 56,000     $ 111,699     $ 599,294
     Stock issued in payment of operating
       expenses                         $ 124,704     $ 183,867     $ 308,571

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Business Organization

        The Company was incorporated on March 17, 1983 under the laws of the State of Utah. The Company subsequently ceased its original business activity in 1985 and thereafter primarily investigated and sought new business opportunities and was reclassified as a development stage Company as of March 1, 1989.

        The Company has a wholly owned subsidiary (the Subsidiary) which was incorporated in the State of Louisiana, on January 21, 1991, for the purpose of developing a device for the assistance of childbirth under a patent which was applied for in May 1990 and granted on June 15, 1992.

        The Subsidiary has been classified as a development stage company since all activities to date have been related to the development of a childbirth assistance device as well as other medical devices.

        On August 6, 1992 the Company acquired all of the outstanding common stock of Medisys Technologies, Inc. (Medisys). For accounting purposes the acquisition has been treated as a recapitalization of Medisys with Medisys as the acquirer.

        b. Fixed Assets

        Fixed assets are stated at cost less accumulated depreciation. Depreciation on equipment and furniture is provided using the straight-line method over an expected useful life of five years.

        c. Patent and Trademark Costs

        The capitalized costs of obtaining patents consists of legal fees and associated filing costs. These patent costs will be amortized over the shorter of their legal or useful lives. The Company has numerous patents in various stages of development and the application process. Several patents have been granted but are being developed further in a continuation-in-part (CIP) status until the development of a commercial product is complete, the related product has received FDA (Food and Drug Administration) approval and is in a marketable condition ready for sale. Once patents have been granted, FDA approval obtained, and sales commenced, no further costs associated with the patent are capitalized. As of December 31, 1996, the Company did have one patented product for which sales have commenced with the related costs being amortized over the estimated useful life of the patent. Management has determined that estimated future cash flows from this product will be sufficient to recover the capitalized basis of the costs associated with that patent. The other patents for which costs have been capitalized are considered to have continued viability according to management of the Company with no significant events occurring which would impair the value of the capitalized costs associated with the individual patents.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

        c. Patent and Trademark Costs (Continued)

        The Company has also incurred costs associated with obtaining trademarks related to the Company's existing and future products. Those costs have been capitalized and will be amortized over the estimated useful life of the trademarks once approval has been received and usage begins. These trademarks are considered to have continued viability according to management with no significant events occurring which would impair the value of the capitalized costs associated with the trademarks.

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

        f. Income Taxes

        No provision for federal income taxes has been made at December 31, 1996 and 1995 due to accumulated operating losses. The minimum state franchise tax has been accrued.

        The Company has accumulated approximately $4,692,943 of net operating losses as of December 31, 1996, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire as follows:

                   Year of                      Net Operating
                   Expiration                   Loss

                   2006                         $8,667
                   2007                         267,504
                   2008                         800,372
                   2009                         959,825
                   2010                         1,159,850
                   2011                         1,496,725

                                               $4,692,943

        In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

        g. Principles of Consolidation

        The consolidated financial statements include the accounts of Medisys Technologies, Inc., (parent) and Medisys Technologies, Inc. (Subsidiary) a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

        h. Presentation of Consolidated Financial Statements

        Certain balances for the prior period have been reclassified to conform to the current year presentation.

        i. Inventory

        Inventory is carried at the lower of cost or market value using the first-in first-out method.

        j. Net Loss Per Share

        Net loss per share is computed using the weighted average number of common shares outstanding during each period. Pursuant to the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 83, common shares issued by the Company during the twelve months immediately preceding the initial public offering at a price below the initial public offering price have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods presented. There are no common stock equivalents.

        k. Forward Stock Split

        On July 20, 1992 the subsidiary forward split its shares of common stock on a 8,100 shares for 1 share basis. All references to shares outstanding and earnings per share have been restated on a retroactive basis.

        l. Credit Risks

        The Company maintains its cash accounts primarily in one bank in Louisiana. The Federal Deposit Insurance Corporation insures accounts to $100,000. The Company's accounts occasionally exceed the insured amount. The Company also has $633,694 in a money market fund with a brokerage house.

        m. Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995


NOTE 2 - PAYABLE - STOCKHOLDERS

        From time to time the Company receives advances from certain stockholders for the purpose of providing funds for the Company's operating expenditures. The Company has also advanced funds to stockholders. The outstanding balances of these advances fluctuates during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At December 31, 1996, there was a balance outstanding payable to stockholders totaling $45,981.

NOTE 3 - ACCRUED EXPENSES

        Accrued expenses at December 31, 1996 consist of the following:

             Payroll taxes payable                     $   1,318
             Accrued salaries and directors fees          85,851
             Accrued interest payable                      4,636
             Contract labor payable                       13,636

                                                       $ 105,441

        The accrued salaries and directors fees are to be paid over the next 24 months or when the Company is adequately financed.

NOTE 4 - CONTRACTS PAYABLE

        The Company has entered into purchase contracts for three automobiles as follows:

        Bank One, with total monthly payments of principal
         and interest of $1,275, for 60 months, secured by the
         automobiles.                                  $  20,577

        The maturities of contracts payable are as follows:

             1997                                      $  14,243
             1998                                          6,334
             Thereafter                                   -

                                                       $  20,577

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995

NOTE 5 -     NOTES PAYABLE

        Notes payable consisted of the following:
                                                                 December 31,
                                                                   1996
        Note payable to Richard L. Apel, unsecured, dated
         November 2, 1993 at 8%; principal and interest
        due on August 18, 1994.                                  $    12,500

        Note payable to Cynthia F. Vatz, unsecured, dated October
         19, 1993 at 8%; principal and interest due on August 18,
         1994.                                                        12,500

        Note payable to Abraham B. and Edele Eckstein, unsecured,
         dated March 1, 1995 which replaces an October 6, 1993 note at 8%; monthly payments of $500 commencing March 1, 1995
         with a single balloon payment for the remaining balance plus
         interest due on March 1, 1996.                               20,381
              Total                                                   45,381

              Less current portion                                   (45,381)

              Total Long-Term Portion                              $    -

        These notes payable are in default. None of the related note holders have demanded repayment and the Company is in the process of negotiating repayment terms. The Company continues to pay the $500 monthly installments on the one note payable to Mr. and Mrs. Eckstein and continues to accrue interest on these and all outstanding notes payable.

NOTE 6 -      COMMITMENTS AND CONTINGENCIES

        During 1996, the Company adopted a Simplified Employee Pension
        (SEP) Plan. The Plan enables the Company to make an annual discretionary contribution to be allocated to employees on a prorata basis according to their compensation for the year. In addition, employees have the option to make voluntary Retirement Savings Contributions in amounts not to exceed 15% of their annual compensation. The Company elected to not make a contribution for the year ended December 31, 1996. The Company has no other bonus, profit sharing or deferred compensation plans for the benefit of its employees, officers or directors except if discussed elsewhere.

        On January 21, 1993, the Company entered into three-year employment agreements with each of Edward P. Sutherland, Gary Alexander, and Jerry Phipps. These contracts expired on January 21, 1996 and were not renewed. The Company entered into employment agreements with Edward P. Sutherland and Kerry Frey on September 3, 1996 and September 4, 1996, respectively, pursuant to which they will receive annual salaries of $150,000 and $144,000, respectively. These employment agreements expire on December 31, 1997.

        Any additional compensation to these employees is to be in the form of an annual cash bonus or the granting of stock options at the discretion of the Board of Directors not to exceed 50% of their annual compensation.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

        On March 29, 1995 the Company entered into a contract with a medical institution to perform a clinical study of the Company's SofCepts product. The contract required that payments totaling $247,262 be made by the Company to the medical institution for testing services. During 1995, the contract was amended with additional payments to be made based on services to be performed. The contract was later terminated before its completion. The Company had made payments of $265,465 for services performed pursuant to the contract. The medical institution has claimed an unpaid balance of $133,326 which the Company disputes. The Company contends that the services stipulated by the terms of the contract were not performed by the medical institution and that no additional amounts are due and payable related to this contract. No amount has been accrued in the accompanying consolidated financial statements related to this transaction. The Company intends to vigorously contend any further claims with respect to this contract and believes that the probability that the Company will be required to make additional payments is remote.

        On January 1, 1994, the Company entered into an agreement to lease 3,532 square feet of office space. The lease has a term of two years with an extension option for an additional two years through December 31, 1997. The Company exercised the option to lease the office facilities for 1997 at a cost of $2,942 per month, including utilities, for a total annual cost of $35,304.

        On October 1, 1996, the Company entered into an agreement to lease 450 square feet of office space in Far Hills, New Jersey at a cost of $1,000 per month, including utilities, for an annual cost of $12,000. The New Jersey lease has a term of ten months through July 31, 1997.

NOTE 7 - COMMON STOCK

        During the months of October and November 1993, the Company had a private placement of restricted common stock. 45,248 shares were issued, the proceeds of which totalled $100,000.

        60,016 shares of common stock were issued during 1994 with proceeds of $75,611 through a private placement.

        In April 1994, the Company retired the stock of an officer and reissued the shares in a private placement, with the total proceeds of $513,812 being contributed to additional paid-in capital.

        During August 1994, 200,000 shares of common stock were issued for cancellation of shareholder loans totalling $431,595.

        During 1994, officers and directors of the Company determined that the accrued salaries and fees owed them totaling $215,565, would be forgiven and were converted to additional paid-in capital.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995


NOTE 7 - COMMON STOCK (Continued)

        During 1995, 627,937 shares of common stock were issued through various private placements with cash proceeds of $659,876.

        During April 1995, 100,000 shares of common stock, valued at $120,000, were issued to an officer of the Company for services rendered. An additional 21,939 shares were issued to other individuals in payment of services rendered valued at $33,850. The Company also issued 42,000 shares of common stock for payment of rent valued at $14,973 for 1995.

        During December 1995, the Company transferred 120,000 shares of common stock in settlement of a note payable with a balance of $100,000 plus accrued interest of $11,699. These shares had been issued previously in the name of the Company as collateral on notes payable.

        The Company conducted a private placement of its common stock during 1996. 1,342,331 shares of restricted common stock were sold at $1.50 per share resulting in total cash proceeds of $2,013,500. 1,192,331 of the shares sold carry with them a warrant to purchase one additional share of common stock at $1.50 per share (see Note 8). $85,420 of costs were incurred in connection with this offering and have been deducted from additional paid-in capital in the accompanying consolidated financial statements.

        Between May and December, 1996, the Company issued an additional 36,769 shares of restricted common stock to officers, directors, consultants, professionals and vendors for services rendered. The shares were priced at the fair market value of the common stock on the date the shares were issued and have been valued at a total of $124,704 in the accompanying consolidated financial statements for an average per share price of $3.39.

        During 1996, warrants representing 40,000 and 1,700 shares of common stock were exercised at prices of $1.25 and $1.50 per share, respectively, generating cash proceeds to the Company totaling $52,550. See Note 8 regarding common stock warrants.

        In July 1996, 20,000 shares of restricted common stock were issued by the Company as payment of a $50,000 note payable along with accrued interest of $6,000 resulting in a per share price of $2.80.

        The Company issued 100,000 shares of restricted common stock upon the exercise of common stock warrants representing the same number of shares, having an exercise price of $1.75 per share. Payment for the common stock was made with a non-interest bearing four year promissory note. The related shares are being held by the Company as collateral for the promissory note. The shares have ben reflected as issued and outstanding with a corresponding $175,000 stock subscription receivable reflected as a reduction of stockholders' equity.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995

NOTE 8 - COMMON STOCK WARRANTS

        As of December 31, 1996, the Company had outstanding warrants for the issuance of common stock as follows:

       Number of   Date      Expiration     Exercise              Potential
       Shares      Issued      Date          Price                Proceeds
       777,750     1994        1997       $1.5625 - $2.50         $1,345,625
       591,000     1995       1998-2005   $1.125 - $2.625          1,124,250
       2,553,330   1996       1999-201    $1.00 - $4.25            6,600,388

                                                                  $9,070,263

       762,000 common stock warrants were issued to current and former officers, directors and affiliates of the Company for incurring personal liability for the Company's indebtedness. The exercise price of these warrants was equal to the fair market value of the underlying common stock.

       Of the outstanding common stock warrants, 212,500 were issued to holders of the Company's notes payable as collateral and also in return for the extension of repayment terms. In November 1995, 300,000 common stock warrants were issued to the Company's patent attorney for deferring payment of legal fees. The exercise price of all of these warrants was equal to the fair market value of the underlying common stock on the date the common stock warrants were granted.

       261,000 common stock warrants have been issued in return for directors of the Company forfeiting their claim to director fees from prior periods. In addition, officers, directors and affiliates have been issued a total of 1,172,597 common stock warrants in exchange for common stock which they surrendered and were issued to an unrelated entity for their assistance in raising equity capital for the Company. In both cases, the exercise price of the warrants was equal to the fair market value of the related common stock on the date the common stock warrants were granted.

       During the period August through December 1996, the Company issued a total of 23,102 common stock warrants having exercise prices between $1.00 and $3.50 per share at a time when the fair market price of the underlying common stock was $2.75 to $3.50 per share. The aggregate difference between the exercise price and fair market value of the common stock totaling $33,454 has been reflected as professional services with a corresponding charge to additional paid-in-capital.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995


NOTE 8 - COMMON STOCK WARRANTS(Continued)

       During 1996, the Company conducted a private placement of its common stock (see Note 7), wherein the purchaser of one share of the Company's common stock also received a warrant to purchase one additional share of common stock at $1.50 per share. The Company issued 1,192,331 common stock warrants pursuant to this private placement, 1,700 of which were exercised prior to December 31, 1996 (See Note 7). Any difference between the exercise price of the common stock warrants and the fair value of the Company's common stock on the date the shares of common stock were purchased has been included in the proceeds from the sale of the common stock as part of additional paid-in capital.

NOTE 9 - COMMON STOCK OPTIONS

       On September 15, 1995, the Company issued options for the purchase of 508,000 shares of common stock to certain shareholders, one of which is also an officer and director of the Company. The Company received $254,000 of consideration for the issuance of these options or $0.50 per share which enabled the holders to acquire the 508,000 shares of common stock for additional consideration totaling $76,000, or $0.15 per share. The fair market value of the Company's common stock on the date the options were purchased was $1.00 per share. The difference between the option exercise price and the fair market value of the Company's common stock relative to these options totaled $177,800 or $0.35 per share and has been included as compensation in the accompanying consolidated statement of operations for the year ended December 31, 1995. The options expired unexercised on December 15, 1995. Accordingly, the proceeds from the sale of these options and the difference between the option exercise and fair market value of the common stock has been reflected as additional paid-in capital in the accompanying consolidated financial statements with no shares of common stock issued.

NOTE 10 - GOING CONCERN

       The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, relating to its research and development efforts and has had no significant operating revenues. In prior periods, the Company has had substantial working capital and stockholders' equity deficits. In 1996, the Company was able to raise working capital through the private placement of its common stock. However, cash flow projections show that the Company's reserves are not adequate to cover its needs for 1997. It is unlikely that the Company can complete its research and development projects without additional funds. Management of the Company plans to raise additional capital through a private placement or a public offering of its common stock and the Company anticipates generating additional revenue from increased product sales.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no changes in or disagreements with accountants.

                                 PART III

Item 9.     Directors and Executive Officers of the Registrant

  The Executive Officers and Directors of the Company are as follows:

Name                       Age            Position
Edward P. Sutherland       50             President, Chief Executive
                                          Officer and Director
Gary E. Alexander          52             Vice President, Chief
                                          Technology Officer and Director
Kerry M. Frey              51             Vice President, Chief Operating
                                          Officer and Director
Paul R. Radle, Jr.         42             Vice President, Chief Financial
                                          Officer, Treasurer and Director
William D. Kiesel          52             Corporate Secretary and
                                          Director
Wade Fallin                34             Chief Engineering Consultant
                                          and Director
Dr. Timothy Andrus         47             Director
Jane Cooper                42             Director
Dr. Robert L. diBenedetto  69             Director

  All Directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The Executive Committee of the Board of Directors, to the extent permitted under Utah law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officers serves at the discretion of the Board of Directors.

  The four principal managers of the Company are:

  EDWARD P. SUTHERLAND is the President/CEO and a co-founder of the Company. Mr. Sutherland received a Bachelor of Arts Degree from Louisiana State University in 1968, and a Juris Doctor Degree from Louisiana State University in 1974. He was in private law practice from 1974 until he co-founded the Company in 1992. Mr. Sutherland has over 25 years of business, professional and personnel management expertise in the private and public sector including over five years of experience in forming, developing and managing a start-up company in the medical R&D industry. His background includes strategic planning, financing, administration, policy formulation and execution, personnel education, general office management, bookkeeping, taxation, and interface with governmental agencies including the FDA and the Securities and Exchange Commission (SEC). While practicing as an attorney, Mr. Sutherland also developed a comprehensive background in hospital and medical practice, and product liability litigation.

  GARY E. ALEXANDER is the Vice President, Chief Technical Officer and co-founder of the Company. He is the principle inventor of SOFCEPS . and most of the Company s other products and is in charge of product research. Mr. Alexander received his Juris Doctor Degree in law from Louisiana State University in 1976 and was engaged in private law practice from 1976-1991, specializing in medical liability matters with emphasis on obstetrics. In 1989, Mr. Alexander conceived the SofCeps product and in 1990 began full time development of the product. He has spent the last six years devoting himself to invention, research, and developing of products for ultimate commercialization. His broad based career successes began early in 1967 being named the number one Junior Salesman in the United States for AM Corporation, a source data collection and conversion company. Mr. Alexander has owned and operated several businesses in building, general contracting, and construction equipment sales, where he managed up to 75 employees and sub-contractors and managed the materials flow accounting, invoicing, accounts payable and receivable, and exclusive service contracts with major appliance manufacturers. In connection with those businesses, he acquired the special skills and expertise in engineering principles, design, drawings, welding, carpentry, materials evaluation, electrical and mechanical sciences which have led to his inventing successes. His background in law resulted in multiple areas of business expertise including the management of accounts in the real-estate sector, and he has advised several manufacturing clients on both domestic and international businesses contracts, research and development, operations, sales and mergers. He has also served as advisor and counsel for several financial institutions and has interfaced with several governmental agencies including FDA and SEC and has represented the SBA.

  KERRY M. FREY, Vice President and Chief Operating Officer has over
22 experience in the health care industry. Mr. Frey became an Officer and a Director of the Company in November 1994. Mr. Frey received a Bachelor of Arts Degree from Southeastern Louisiana University in 1969. His background includes marketing and sales, as well as general management. Mr. Frey was associated with Johnson and Johnson Hospital Services for ten years in the development of multi-company corporate marketing programs and services. He served as Vice President of Marketing as well as VP of Sales. Mr. Frey has coordinated strategic assessment of the dynamic healthcare market, including managed care, integrated provider systems and healthcare reform. He led the development of corporate value added marketing programs for multi-hospital groups, large regional hospital systems, surgical supply distributors and service marketing programs for Johnson & Johnson in the professional healthcare marketplace. Previous consulting assignments have included integrated healthcare systems such as the General Health System and the Florida Hospital; futuristic health delivery planning with Walt Disney Development Company. He also consulted for Qualitycare, Inc., a medical distributor company, and has served on the boards of a medical software company and a start-up minority distributor.

  PAUL R. RADLE, JR. is the Company s Vice President, Chief Financial Officer and Treasurer. Mr. Radle became an Officer and a Director of the Company in May 1995. Mr. Radle received from the University of New Orleans a B.S. Degree in Accounting in 1978 and was licensed to practice as a Certified Public Accountant in the State of Louisiana in 1983.
From 1974 to 1981, was employed by CNG Producing Company serving in various accounting functions. From 1982 to 1997, Mr. Radle has served as Vice President, Finance for Arrowhead Exploration Company, an independent oil and gas exploration and production company. Mr. Radle s background includes strategic planning, financial reporting, taxation, MIS, and corporate administration. He is experienced in negotiating contracts and agreements, performing business valuations and economic analysis of business opportunities and investments. Mr. Radle is a member of the Louisiana Society of CPA's, the American Institute of CPA's, the Independent Petroleum Association of American Tax Committee, and is a board member of the General Health System Foundation and the Louisiana State University School of Social Work.

  The Company s Secretary and Consultant on Intellectual Property is:

  WILLIAM DAVID KIESEL is a Director and a co-founder of the Company. During the past 25 years he has been actively engaged in advising numerous start-up businesses. During that period he has supported more that 100 start-up companies in all aspects of their businesses, including structuring of R&D programs, financial planning, management, as well as, marketing and sales of their new products. These companies have varied in size and encompass organizations offering a wide spectrum of products, including medical devices and pharmaceutical products. In addition to his current position with Medisys, he serves as the business manager of his own 25 person patent law firm. He has also provided to his clients fair market and liquidation s evaluations of patents, trademarks, and other intellectual property. Mr. Kiesel received from Louisiana State University a B.S. Degree in Mathematics in 1966, a M.S. Degree in Nuclear Engineering in 1970, and a Juris Doctor Degree in law in 1970. Mr. Kiesel has been a registered patent attorney and engaged in the private practice of law since 1971 specializing in patent law and related legal areas. Mr. Kiesel has served as Adjunct Professor at the Louisiana State University Law School teaching courses in Patent Law.

  WADE FALLIN is a Director of the company and serves a Chief Engineering Consultant. Mr. Fallin became a Director in October 1996. Mr. Fallin is the Executive Vice President at Medicine Lodge, Inc., a Utah based medical device company. Mr. Fallin provides Medisys with extensive experience in medical device research, development, regulatory affairs, manufacturing and broad based knowledge of the health care industry. Previously a Vice President of Biomedical Consulting services at Hayes Medical, Mr. Fallin has also been Director of Product Development at Smith & Nephew and a Senior Development Engineer at Bristol-Meyers Squibb. Mr. Fallin is an inventor on seven U.S. patents and has several more pending. In addition, Mr. Fallin actively consults within the medical device industry as an expert in the development and market introduction of medical devices.

  DR. TIMOTHY ANDRUS  became a Director of the Company in November
1996. He has over seventeen years experience as an OB/GYN. Dr. Andrus has served as the Associate Director of Gulf South Health Plans HMO for the past five years. Formerly he was the Chief of Staff for Woman s Hospital, the seventh largest private woman s hospital in the U.S., and currently he is on their Board of Directors.

  JANE COOPER became a Director of the Company in May 1996.  Ms.
Cooper is the founder, President, and CEO of Healthcare Advantage, Inc., a regional managed care company headquartered in New Orleans, Louisiana. Healthcare Advantage offers a variety of managed care products including Advantage Health Plan, a commercial HMO and a Medicare HMO, and serves over 325,000 members in eight states. Originally from Wisconsin, Ms. Cooper attended Augustana College for her undergraduate work and received her Master s Degree from the University of Illinois. Since 1982 Ms. Cooper has worked in the managed care industry and has been in managed care in New Orleans since 1985. Ms. Cooper is on the executive Committee of the Louisiana Managed Healthcare Association (LMHA) and is on the Board of Directors and serves as Secretary of the American Association of PPO s (AAPPO).

  DR. ROBERT L. diBENEDETTO a Director and co-founder of the Company, received his Doctorate of Medicine in 1952 from the Louisiana State University Medical School and served his internship at Mercy Hospital from 1952 to 1953, and his residency in Obstetrics and Gynecology at Charity Hospital, New Orleans, Louisiana from 1956 to 1959. Dr. diBenedetto has been engaged in the private practice of Obstetrics and Gynecology from 1959 to the present and has recently received recognition as one of the top fifty physicians in the United States.
His hospital affiliations include Woman's Hospital Foundation, Baton Rouge, Louisiana where he has served as Chairman of the Board of Directors from 1984 to 1990, and he is also affiliated with Our Lady of the Lake Hospital, Baton Rouge General Hospital and Earl K. Long Hospital. Dr. diBenedetto is also currently President and CEO of the Louisiana Medical Insurance Company, a major provider of medical malpractice insurance. He also serves on the following committees:
Chairman, Dialogue with Congress; Area-wide Health Planning; Liaison with Organized Specialties; Chairman, Maternal & Child Health; Member, Committee on Professional Liability of American College of Obstetrics
and Gynecology;   Member, Committee on Ethics of American College of
Obstetrics and Gynecology; Past Chairman, Louisiana Delegation to American Medical Association. His professional organizations include:
Chairman & Legislative Liaison, Louisiana Section of the American College of Obstetricians and Gynecologists; Past Chairman, Louisiana Delegation to the American Medical Association; South Central OB/GYN Society; clinical Associate Professor of OB/GYN, L.S.U. School of Medicine - New Orleans, Louisiana; American Fertility Society; Treasurer, Louisiana Medical Political Action Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

  The Company became a public reporting entity on November 26, 1996.
As such, each Officer and Director of the Company was required to submit a Form 3, Initial Statement of Beneficial Ownership of Securities, to the SEC within 10 days. Each Officer and Director was additionally required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports were not filed on a timely basis. The required reports were submitted to the SEC in March 1997 for every Officer and Director.

Compensation of Directors

  Each member of the Board of Directors is compensated as follows. Directors each receive 500 shares of common stock for every meeting attended and will receive 5,000 stock purchase warrants annually. The Chairman of the Board of Directors will receive 200 additional shares per meeting. Out of town Directors are reimbursed for reasonable travel expenses.

  Additionally, members of the Compensation Committee will receive 100 shares per meeting with the Committee Chair receiving 150 shares.

Changes in Control

  There are no present or contemplated arrangements, which may result in a change in control of the Company.

Item 10.    Executive Compensation

  The following table sets forth all cash compensation actually paid (and not deferred) by the Company for services rendered to the Company for the years ended December 31, 1994, 1995, and 1996 to the Company s Chief Executive Officer, Chief Technical Officer, and Chief Operating Officer. The total compensation for the remaining Executive Officers is not reported as it did not meet the threshold for required reporting.

                       Summary Compensation Table
Name and Principal                                      Other     All Other
Position                 Year      Salary      Bonus     Annual  Compensation(1)
                                                      Compensation

Edward P. Sutherland,       1994   $52,500     $ -0- $     -0-$    2,000
President and CEO           1995   118,156       -0-       -0-       -0-
                            1996   150,000       -0-       -0-    33,915

Gary Alexander,             1994    49,958       -0-       -0-     2,000
Vice President and Chief    1995   116,526       -0-       -0-       -0-
Technology Officer          1996   108,000       -0-       -0-    34,257

Kerry M. Frey               1994     -0-         -0-       -0-       -0-
Vice President and          1995     -0-         -0-       -0-    53,000
Chief Operating Officer     1996   144,000       -0-       -0-    45,553

(1) 1996 Other Compensation includes amounts paid in 1996 that relate to deferred salary accruals from prior years as follows: $33,915 for Mr. Sutherland; $34,257 for Mr. Alexander; and $24,667 for Mr. Frey. As of December 31, 1996 the Company has accrued salaries and directors fees of $85,851 as disclosed in Note 3 to the Consolidated Financial Statements contained elsewhere in this Form 10-KSB.

Employment Agreements

  The Company entered into employment agreements with Edward P. Sutherland and Kerry Frey on September 3, 1996 and September 4, 1996 respectively, pursuant to which they will receive annual salaries of $150,000 and $144,000, respectively. These employment agreements expire on December 31, 1997. Any additional compensation to these employees is to be in the form of an annual cash bonus not to exceed 50% of their annual compensation or the granting of stock warrants or options at the discretion of the Board of Directors.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the best knowledge of the Company, as of December 31, 1996, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address of     Number of Shares   Percentage Number of    Average
 Beneficial Owner      Beneficially Owned  Ownership  Warrants Exercise Price
                                                       Owned
Gary E. Alexander *
9624 Brookline Avenue
Baton Rouge, LA 70809
                          1,275,8 93(2)     10.2%     167,000      1.59
Robert McNamee
1398 Oakley Drive
Baton Rouge, LA 70806
                           1,205,826(3)      9.5%     358,633      3.31
Jerry Phipps
7530 Old Sturbridge Ln.
Baton Rouge, LA 70806
                           1,215,826(4)      9.5%     473,632      2.91
Robert L. diBenedetto *
781 Colonial Drive
Baton Rouge, La 70806
                             930,480(5)      7.3%     377,000      2.75
William D. Kiesel *
2355 Drusilla Lane
Baton Rouge, LA 70809
                           1,201,813(6)      9.3%     565,166      2.61
Edward P. Sutherland *
9624 Brookline Avenue
Baton Rouge, LA 70809
                             877,900(7)      7.0%     173,000      1.58
Kerry Frey *
9624 Brookline Avenue
Baton Rouge, LA 70809
                             522,500(8)      4.2%      19,000      2.47
Paul R. Radle, Jr. *
9624 Brookline Avenue
Baton Rouge, LA 70809
                             160,000(9)      1.3%      57,000      1.81
Jane Cooper *
9624 Brookline Avenue
Baton Rouge, LA 70809
                              7,600(10)      .06%       5,000      4.25
Timothy Andrus *
9624 Brookline Avenue
Baton Rouge, LA 70809
                              1,500         .01%           0       N/A
Wade Fallin *
9624 Brookline Avenue
Baton Rouge, LA 70809
                              1,000         .01%           0       N/A
Directors and officers
as a group (9 persons)    7,400,338(11)    50.9%     2,195,431     2.64

*  Director
** Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1) As of March 28, 1997, there were 12,355,340 shares of common stock outstanding, which figure does not take into consideration stock purchase warrants owned by certain officers, directors and principal shareholders, entitling the holders to purchase an aggregate of 2,195,431 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, as of the date hereof, 14,550,771 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of April 11, 1997 and assumes the exercise of stock purchase warrants held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 167,000 shares which may be acquired by Mr. Alexander pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.59 per share.
(3) Includes 847,193 shares held in the name of Robert W. and Geraldine McNamee and 358,633 shares which may be acquired by Mr. McNamee pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $3.31 per share.
(4) Includes 518,362 shares held in the name of Jerry L. and Barbara D. Phipps and 473,632 shares which may be acquired by Mr. Phipps pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $2.91 per share.
(5) Includes 377,000 shares which may be acquired by Dr. diBenedetto pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $2.75 per share.
(6) Includes 565,166 shares which may be acquired by Mr. Kiesel pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $2.61 per share, of which 300,000 warrants are held in the name of Roy, Kiesel & Tucker and 10,000 warrants are held in the name of Nu Vue Corp.
(7) Includes 350,000 shares held in the name of Diana B. Sutherland, wife of Edward P. Sutherland and 173,000 shares which may be acquired by Mr. Sutherland pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.58 per share.
(8) Includes 19,000 shares which may be acquired by Mr. Frey pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $2.47 per share.
(9) Includes 57,000 shares which may be acquired by Mr. Radle pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.81 per share.
(10) Includes 5,000 shares which may be acquired by Ms. Cooper pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $4.25 per share.
(11) Includes 2,195,431 shares which may be acquired by the Company's officers and directors pursuant to the exercise of stock purchase warrants exercisable within sixty days at exercise prices ranging from $1.57 to $4.25 per share.

Item 12.    Certain Relationships and Related Transactions

  On August 6, 1992 the Company, a publicly traded entity known as Whitewater Products, Ltd., entered into a certain Acquisition Agreement and Plan of Reorganization (the "Agreement") with Medisys Technologies, Inc., a privately held Louisiana corporation ("Medisys-Louisiana"). Prior to entering into the Agreement, the Company was engaged in only minimal activities and Medisys-Louisiana was engaged in the research and development of SOFCEPS . As per the terms of the Agreement, the Company acquired all the issued and outstanding shares of common stock of Medisys-Louisiana in exchange solely for 9,250,000 shares of the Company's authorized but previously outstanding Common Stock, issued to the shareholders of Medisys-Louisiana and their designees. Medisys-Louisiana became a wholly owned subsidiary of the Company and the Company changed its corporate name to Medisys Technologies, Inc., under the laws of the State of Utah. For accounting purposes, the transaction has been treated as a recapitalization of the Company, or reverse acquisition, with Medisys-Louisiana deemed the acquirer.

  The law firm of Roy, Kiesel & Tucker has been used for patent work. William David Kiesel is a partner of Roy, Kiesel & Tucker and is the Corporate Secretary and a Director of the Company. Mr. Kiesel does not bill the Company for his time. However, other attorneys at his firm do bill the Company for their time and the Company does reimburse Roy, Kiesel & Tucker for expenses incurred on the behalf of the Company.


                                  PART IV

Item 13.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.

  (a)  Exhibits

      *2.1     Acquisition Agreement and Plan of Reorganization.
      *3.1(i) Articles of Incorporation and all amendments thereto *3.2(ii) By-Laws of Registrant
      *4.1     Specimen of Common Stock Certificate
     *10.1     Lease Agreement on Registrant s principal place of
               business
     *10.2     Contract of Employment with Edward P. Sutherland
     *10.3     Contract of Employment with Kerry M. Frey
     *21.1     Subsidiaries
      27       Financial Data Schedule


 *   Previously filed as Exhibit to Form 10-SB.


(b)       No reports on Form 8-K were filed during the three month
                    period ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MEDISYS TECHNOLOGIES, INC.



                                        BY: Edward P. Sutherland
                                                  (Signature)
                                             EDWARD P. SUTHERLAND
                                        President and Chief Executive
                                        Officer
                                        DATE:     April 15,1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        BY:  Edward P. Sutherland
                                                  (Signature)
                                             EDWARD P. SUTHERLAND
                                        President, Chief Executive
                                        Officer and Director
                                        DATE:     April 15,1997


                                        BY:  Gary E. Alexander
                                                  (Signature)
                                             Gary E. Alexander
                                        Vice President, Chief
                                        Technology Officer and
                                        Director
                                        DATE:     April 15,1997



                                        BY:  Kerry M. Frey
                                             (Signature)
                                             KERRY M. FREY
                                        Vice President, Chief
                                        Operating Officer  and
                                        Director
                                        DATE:     April 15,1997



                                        BY:  Paul R. Radle, Jr.
                                             (Signature)
                                             PAUL R. RADLE, JR.
                                        Vice President, Chief
                                        Financial Officer, Treasurer
                                        and Director
                                        DATE:     April 15,1997



                                        BY:  William David Kiesel
                                                  (Signature)
                                             WILLIAM DAVID KIESEL
                                        Corporate Secretary  and
                                        Director
                                        DATE:     April 15,1997