Form 10QSB
period 1997-03-31
MEDISYS TECHNOLOGIES INC
filed 1997-05-20
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

     For the Quarter Ended March 31, 1997

  [  ]    Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934

     Commission File Number   0-21441

                        MEDISYS TECHNOLOGIES, INC.
     (Exact name of small business issuer as specified in its charter)

               Utah                          72-1216734
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)

9624 Brookline Avenue, Baton Rouge, Louisiana, 70809
(address of principal executive officers)

Issuer s telephone number:  (504) 926-0422

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

         Class               Outstanding as of April 25, 1997
     Common Stock,                      12,349,040
Par Value $0.0005 per value

Transitional Small Business Disclosure Format (check one):
Yes [   ];  No [ X ]

                        MEDISYS TECHNOLOGIES, INC.

                             TABLE OF CONTENTS

PART I

     Item 1.  Financial Statements . . . . . . . . . . .     3

     Item 2.  Management s Discussion and Analysis or Plan
              of Operation . . . . . . . . . . . . . . .    20

PART II

     Item 1.  Legal Proceedings. . . . . . . . . . . . .    21

     Item 2.  Changes in Securities. . . . . . . . . . .    21

     Item 3.  Defaults Upon Senior Securities. . . . . .    22

     Item 4.  Submissions of Matters to a Vote of Security
              Holders. . . . . . . . . . . . . . . . . .    22

     Item 5.  Other Information. . . . . . . . . . . . .    22

     Item 6.  Exhibits and Reports on Form 8-K . . . . .    22

SIGNATURES     . . . . . . . . . . . . . . . . . . . . .    23

                                  PART I

Item 1.  Financial Statements

  The following unaudited Financial Statements for the period ended March 31, 1997, have been prepared by the Company.












                       Medisys Technologies, Inc.
                      (a Development Stage Company)

                    Consolidated Financial Statements

                         March 31, 1997 and 1996

                      MEDISYS TECHNOLOGIES, INC.
                     (A Development Stage Company)
                      Consolidated Balance Sheets


                                ASSETS

                                        March 31,   December 31,
                                            1997        1996
                                        (Unaudited)
  CURRENT ASSETS

    Cash                                $  209,140  $  669,604
    Accounts receivable, net
     of allowance for bad debt              29,273        -
    Inventory                               19,668       8,571
    Prepaid expenses                        27,832       6,997

        Total Current Assets               285,913     685,172

  FIXED ASSETS

    Leasehold improvements                   2,195       2,195
    Automobiles                             67,950      67,950
    Furniture and equipment                 76,729      66,092
    Leased equipment                        10,010      10,010
    Accumulated depreciation               (85,934)    (79,934)

        Total Fixed Assets                  70,950      66,313

  OTHER ASSETS

    Security deposits                        4,000       4,000
    Patent costs                           345,711     295,704
    Organizational costs                       311         311

        Total Other Assets                 350,022     300,015

        TOTAL ASSETS                    $  706,885  $1,051,500

                      MEDISYS TECHNOLOGIES, INC.
                     (A Development Stage Company)
                Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,  December 31,
                                            1997       1996
                                        (Unaudited)
  CURRENT LIABILITIES

    Accounts payable                    $  286,160  $  276,014
    Accrued expenses (Note 3)              119,848     105,441
    Loans payable-shareholders (Note 2)     45,981      45,981
    Contracts payable - current
     portion (Note 4)                       14,243      14,243
    Notes payable - current
     portion (Note 5)                       43,908      45,381

        Total Current Liabilities          510,140     487,060

  LONG-TERM DEBT

    Contracts payable  - less
    current portion (Note 4)                 2,467       6,334

        Total Long-Term Debt                 2,467       6,334

        TOTAL LIABILITIES                  512,607     493,394

  COMMITMENTS (Note 6)                        -           -

  STOCKHOLDERS' EQUITY

    Common stock: 100,000,000 shares
     authorized of $0.0005 par value,
     12,345,340 and 12,337,940 shares
     issued  and outstanding, respectively   6,173       6,167
    Additional paid-in capital           5,464,222   5,429,958
    Stock subscriptions receivable
     (Note 7)                             (175,000)   (175,000)
    Deficit accumulated during the
     development stage                  (5,101,117) (4,703,019)

        Total Stockholders' Equity         194,278     558,106

        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY           $  706,885  $1,051,500

                      MEDISYS TECHNOLOGIES, INC.
                     (A Development Stage Company)
                 Consolidated Statements of Operations
                              (Unaudited)
                                                        From
                                                    Inception on
                                                     January 21,
                               For the Three Months 1991 through
                                   Ended March 31,   March 31,
                                   1997     1996       1997

  REVENUES                       $38,873   $ 2,182   $  43,857

  OPERATING EXPENSES

    Cost of product sold           7,880     1,256       9,721
    Product development          193,395    87,595   1,877,983
    Salaries                      65,012    43,221   1,103,918
    Professional services         26,548     2,605     775,018
    Depreciation and amortization  6,021     6,021     106,100
    General and administrative   136,340    96,287   1,139,580

       Total Operating Expenses  435,196   236,985   5,012,320

  OPERATING LOSS                (396,323) (234,803) (4,968,463)

  OTHER INCOME (EXPENSES)

    Interest income                4,232      -         17,426
    Interest expense              (6,007)   (2,623)    (96,653)
    Bad debt expense                -         -        (53,427)

     Total Other Income (Expense) (1,775)   (2,623)   (132,654)

  LOSS BEFORE INCOME TAXE       (398,098) (237,426) (5,101,117)

  INCOME TAXES                      -         -           -

  NET LOSS                     $(398,098)$(237,426)$(5,101,117)

  NET LOSS PER SHARE OF
   COMMON STOCK                $   (0.03) $  (0.02)

                         MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)
                                                                    Deficit
                                                                  Accumulated
                                                       Additional  During the
                                      Common Stock       Paid-In  Development
                                   Shares     Amount     Capital     Stage

Balance, January 21, 1991             -     $    -    $     -     $     -

Common stock issued during
 1991 at $.0001 per share        8,100,000      4,050     (3,060)       -

Net loss for the year ended
 December 31, 1991                    -          -          -         (8,667)

Balance, December 31, 1991       8,100,000      4,050     (3,060)     (8,667)

Effect of reverse acquisition    1,768,500        884    (41,557)       -

Private placement of common
 stock at $2.00 per share          250,000        125    499,875        -

Canceled shares                   (418,500)      (209)       209        -

Net loss for the year ended
 December 31, 1992                    -          -          -       (269,551)

Balance, December 31, 1992       9,700,000      4,850    455,467    (278,218)

Issuance of stock at an average
 price of $2.21 per share           45,248         23     99,977        -

Payment of stock offering costs       -          -        (4,970)       -

Net loss for the year ended
 December 31, 1993                    -          -          -       (802,338)

Balance, December 31, 1993       9,745,248      4,873    550,474  (1,080,556)

Issuance of stock at an average
 price of $1.26 per share           60,016         30     75,581        -

Contributed capital by shareholders   -          -       513,812        -

Common stock issued in settlement
 of shareholder loans at
 approximately $2.16 per share     200,000        100    431,495        -

Forgiveness of wages and fees
 by shareholders                      -          -       215,565        -

Balance forward                 10,005,264  $   5,003 $1,786,927 $(1,080,556)

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)
                                                                    Deficit
                                                                  Accumulated
                                                      Additional   During the
                                      Common Stock       Paid-In  Development
                                    Shares    Amount     Capital     Stage

Balance forward                  10,005,264  $  5,003 $1,786,927  $(1,080,556)

Payment of stock offering costs        -         -       (97,791)        -

Net loss for the year ended
 December 31, 1994                     -         -          -        (960,966)

Balance, December 31, 1994       10,005,264     5,003  1,689,136   (2,041,522)

Issuance of stock at an average
 price of $1.05 per share           627,937       314    659,562         -

Issuance of stock for services
 rendered at an average price of
 $1.26 per share                    121,939        61    153,789         -

Issuance of common stock for
 prepaid rent at $0.35 per share     42,000        21     14,952         -

Sale of common stock options           -         -       431,800         -

Transfer of stock in settlement of
 debt                                  -         -       111,699         -

Net loss for the year ended
 December 31, 1995                     -         -          -      (1,162,772)

Balance, December 31, 1995       10,797,140     5,399  3,060,938   (3,204,294)

Issuance of common stock for
 cash at an average price of
 $1.50 per share                  1,342,331       670  2,012,830         -

Common stock offering costs            -         -       (85,420)        -

Issuance of common stock for
 consulting and professional services
 rendered at an average price of
 $3.39 per share                    36,769         17    124,687         -

Balance forward                 12,176,240  $   6,086 $5,113,035  $(3,204,294)

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)
                                                       Deficit
                                                                 Accumulated
                                                     Additional   During the
                                    Common Stock       Paid-In   Development
                                 Shares     Amount     Capital      Stage

Balance forward                12,176,240  $  6,086  $ 5,113,035  $(3,204,294)

Issuance of common stock from
 expense of common stock
 warrants at $1.50 and $1.25
 per share                         41,700        21       52,529         -

Issuance of common stock in
 satisfaction of note payable at
 $2.80 per share                   20,000        10       55,990         -

Issuance of common stock for
 warrants exercised at $1.75 per
 share for subscription
 receivable                       100,000        50      174,950         -

Common stock warrants issued for
 extension of payable payment        -         -          33,454         -

Net loss for the year ended
 December 31, 1996                   -         -            -      (1,498,725)

Balance, December 31, 1996     12,337,940     6,167    5,429,958   (4,703,019)

Issuance of stock for services
 rendered at an average price
 of $1.91 (unaudited)               7,400         6       14,100         -

Contribution of capital by
 shareholders (unaudited)            -         -          20,164         -

Net loss for the three months
 ended March 31, 1997 (unaudited)    -         -            -        (398,098)

Balance, March 31, 1997
 (unaudited)                   12,345,340  $  6,173  $ 5,464,222 $ (5,101,117)

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                    From
                                                                 Inception on
                                                                  January 21,
                                         For the Three Months    1991 Through
                                            Ended March 31,        March 31,
                                          1997         1996           1997

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Loss from operations                 $ (398,098)  $ (237,426)  $ (5,101,117)
 Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
   Operating expenses paid by
     issuance of common stock               -            -           308,571
   Common stock options and warrants
    For services                            -            -           211,254
   Depreciation and amortization           6,021        6,021        107,495
   Allowance for doubtful accounts          -            -            53,070
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts
    receivable                           (29,273)       1,710        (29,273)
   (Increase) decrease in inventory      (11,097)      (4,891)       (19,668)
   (Increase) decrease in prepaid
    expenses                             (20,835)       7,487        (27,832)
   (Increase) decrease in security deposits -            -            (4,000)
   (Increase) decrease in organizational
    costs                                   -            -              (311)
   Increase (decrease) in accounts
    payable                               10,146       42,716        286,160
   Increase (decrease) in accrued
    expenses                              14,407       (9,462)       119,848

       Net Cash (Used) by
        Operating Activities            (428,729)    (193,845)    (4,095,803)

 CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) decrease in patent costs    (50,028)     (14,616)      (347,126)
  Acquisition of subsidiary                 -            -           (40,673)
  Purchase of fixed assets               (10,637)        (363)       (94,484)

       Net Cash (Used) by
        Investing Activities           $ (60,665)  $  (14,979)     $(482,283)

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)
                                                                     From
                                                                 Inception on
                                                                  January 21,
                                         For the Three Months    1991 through
                                            Ended March 31,         March 31,
                                          1997         1996           1997
CASH FLOWS FROM FINANCING ACTIVITIES

  Payments of stock offering costs     $    -      $     -        $  (90,389)
  Proceeds from capital lease               -            -            10,010
  Payments on capital lease                 -          (1,015)       (10,010)
  Payments on contracts payable           (3,867)      (3,822)       (45,690)
  Borrowings from shareholders              -          69,289        490,470
  Payments on payable - stockholders        -            -           (20,984)
  Borrowings from notes payable             -            -           338,500
  Payment on notes payable                (1,473)     (19,558)      (138,592)
  Stock subscriptions receivable            -            -           (53,427)
  Issuance of common stock                34,270      132,500      4,000,788
  Proceeds from sale of  stock options      -            -           254,000
  Proceeds from exercise of common
   stock options                            -            -            52,550

       Net Cash Provided by
        Financing Activities              28,930      177,394      4,787,226

 NET INCREASE (DECREASE)
  CASH AND CASH EQUIVALENTS             (460,464)     (31,430)       209,140

 CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                 669,604       82,149           -

 CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                     $ 209,140     $ 50,719    $   209,140

 SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION
   CASH PAID FOR
    Income taxes                       $    -        $   -       $      -
    Interest                           $   6,007     $  2,623    $    49,187

 NON CASH FINANCING ACTIVITIES
    Purchase of automobiles on contract$    -        $   -       $    62,400
    Conversion of shareholder loans
      to equity                        $    -        $   -       $   599,294
     Stock issued in payment of operating
      expenses                         $    -        $   -       $   308,571

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            March 31, 1997 and 1996
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Business Organization

       The Company was incorporated on March 17, 1983 under the laws of the State of Utah. The Company subsequently ceased its original business activity in 1985 and thereafter primarily investigated and sought new business opportunities and has been reclassified as a development stage Company as of March 1, 1989.

       The Company has a wholly owned subsidiary (the Subsidiary) which was incorporated in the State of Louisiana on January 21, 1991, for the purpose of developing a device for the assistance of childbirth under a patent which was applied for in May 1990 and granted on June 15, 1992.

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

       c.  Patent Costs

       The capitalized costs of obtaining patents consists of legal fees and associated filing costs. These patent costs will be amortized over the shorter of their legal or useful lives. The Company has numerous patents in various stages of development and the application process. Several patents have been granted but are being developed further in a continuation-in-part (CIP) status until the development of a commercial product is complete, the related product has received FDA (Food and Drug Administration) approval and is in a marketable condition ready for sale. Once patents have been granted, FDA approval obtained, and sales commenced, no further costs associated with the patent are capitalized. As of March 31, 1997, the Company did have one patented product for which sales have commenced with the related costs being amortized over the estimated useful life of the patent. Management has determined that estimated future cash flows from this product will be sufficient to recover the capitalized basis of the costs associated with that patent. The other patents for which costs have been capitalized are considered to have continued viability according to management of the Company with no significant events occurring which would impair the value of the capitalized costs associated with the individual patents.

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

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            March 31, 1997 and 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       f.  Income Taxes

       No provision for federal income taxes is made at March 31, 1997 and 1996 due to operating losses. The minimum state franchise tax has been accrued.

       The Company has accumulated $5,091,041 of net operating losses as of March 31, 1997, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire as follows:

                     Net Operating
                         Loss          Year of Expiration

                     $   8,667               2006
                       267,504               2007
                       800,372               2008
                       959,825               2009
                     1,159,850               2010
                     1,496,725               2011
                       398,098               2012

    Total         $  5,091,041

         In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryovers have been offset by a valuation allowance of the same amount.

         g.  Principles of Consolidation

         The consolidated financial statements include the accounts of Medisys Technologies, Inc., (Parent) and Medisys Technologies, Inc. (Subsidiary), a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

         h.  Inventory

         Inventory is carried at the lower of cost or market value using the first-in first-out method.

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            March 31, 1997 and 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       i.  Loss per Share

       Earnings (loss) per share is computed using the weighted average number of common shares outstanding during each period. Pursuant to the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 83, common shares issued by the Company during the twelve months immediately preceding the initial public offering at a price below the initial public offering price have been included in the calculation of the shares used in computing loss per share as if they were outstanding for all periods presented. There are no common stock equivalents.

       j.  Forward Stock Split

       On July 20, 1992 the Subsidiary forward split its shares of common stock on a 8,100 shares for 1 share basis. All references to shares outstanding and earnings per share have been restated on a retroactive basis.

       k. Credit Risks

       The Company maintains its cash accounts primarily in one bank in Louisiana. The Federal Deposit Insurance Corporation insures accounts to $100,000. The Company's accounts occasionally exceed the insured amount. The Company also has $137,926 in a money market fund with a brokerage house.

       l. Estimates

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

       m. Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which in the opinion of management are necessary for a fair presentation. All such adjustments are of a normal, recurring nature.

NOTE 2 - PAYABLE - SHAREHOLDERS

       From time to time the Company received loans from certain shareholders for the purpose of providing funds for the Company's operating expenditures. The Company has also advanced funds to shareholders. The outstanding balances of these advances fluctuate during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At March 31, 1997, there was a balance outstanding payable to stockholders totaling $45,981.

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            March 31, 1997 and 1996

NOTE 3 - ACCRUED EXPENSES

       Accrued expenses consist of the following:
                                                        December 31,
                                                           1996

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

 NOTE 4 - CONTRACTS PAYABLE

       The Company has entered into purchase contracts for three automobiles as follows:

                                                        March 31,
                                                          1997
       Bank One, with total monthly payments of
        principal and interest of $1,275, for
        60 months, secured by the automobiles.          $  16,710

       The maturities of contracts payable are as follows:

              1997                                      $  10,376
              1998                                          6,334
              Thereafter                                     -

                                                        $  16,710

                         MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            March 31, 1997 and 1996

NOTE 5 - NOTES PAYABLE

       Notes payable consisted of the following:

                                                         December 31,  March 31,
                                                             1996        1997
       Note payable to Richard L. Apel, unsecured,
        dated November 2, 1993 at 8%, principal and
        interest due on August 18, 1994.                  $  12,500   $  12,500

       Note payable to Cynthia F. Vatz, unsecured, dated
        October 19, 1993 at 8%, principal and interest due
        on August 18, 1994.                                  12,500      12,500

       Note payable to Abraham B. and Adele L. Eckstein,
        unsecured, dated March 1, 1995 which replaces the
        October 6, 1993 note, at 8%, monthly payments of
        $500 commencing March 1, 1995 with a single
        balloon payment for the remaining balance plus
        interest due on March 1, 1996.                       20,381      18,908

               Total                                         45,381      43,908

               Less current portion                         (45,381)    (43,908)

               Total Long-Term Portion                    $    -       $   -

       These notes are in default. None of the related note holders have demanded repayment and the Company is in the process of negotiating repayment terms. The Company continues to pay the $500 monthly installments on the note payable to Mr. and Mrs. Eckstein and continues to accrue interest on these and all outstanding notes payable.

 NOTE 6 - COMMITMENTS

       During 1996, the Company adopted a Simplified Employee Pension
       (SEP) Plan. The Plan enables the Company to make an annual discretionary contribution to be allocated to employees on a pro rata basis according to their compensation for the year. In addition, employees have the option to make voluntary Retirement Savings Contributions in amounts not to exceed 15% of their annual compensation. The Company elected to not make a contribution for the year ended December 31, 1996. The Company has no other bonus, profit sharing or deferred compensation plans for the benefit of its employees, officers or directors except if discussed elsewhere.

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

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            March 31, 1997 and 1996

 NOTE 6 - COMMITMENTS (Continued)

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

 NOTE 7 - COMMON STOCK

       During the months of October and November 1993, the Company had a private placement of restricted common stock. 45,248 shares were issued, the proceeds of which totaled $100,000.
       60,016 shares of common stock were issued during 1994 with proceeds of $75,611 through a private placement.

       In April 1994, the Company retired the stock of an officer and reissued the shares in a private placement, with the total proceeds of $513,812 being contributed to additional paid-in capital.

       During August 1994, 200,000 shares of common stock were issued for cancellation of shareholder loans totaling $431,595.

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

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            March 31, 1997 and 1996

 NOTE 7 - COMMON STOCK (Continued)

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

       In the first quarter of 1997, the Company issued 7,400 shares of common stock for services valued at $14,106 or $1.91 per share.

NOTE 8 - COMMON STOCK WARRANTS

       As of December 31, 1996, the Company had outstanding warrants for the issuance of common stock as follows:

         Number of       Date         Expiration      Exercise       Potential
         Shares          Issued         Date            Price        Proceeds
         777,750         1994           1997       $1.5625 - $2.50  $ 1,345,625
         591,000         1995         1998-2005    $1.125 - $2.625    1,124,250
       2,553,330         1996         1999-2001    $1.00  -  $4.25    6,600,388
           4,590         1997           2002       $         2.125        9,754
                                                                    $ 9,080,017

                         MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            March 31, 1997 and 1996

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

Item 2.  Managements Discussion and Analysis or Plan of Operation

Results of Operations

       The net loss for the first quarter of 1997 increased 68% to $398,098 when compared to the corresponding 1996 period. This result is primarily attributed to the Company s increased effort in the development of its products.

       Operating expenses for the first quarter of 1997 increased 84%, when compared to the corresponding 1996 period, primarily attributed to increases in the following items: product development (121% increase for the first quarter of 1997) due to increased effort in the development of SofCeps and CoverTip , the Company s flagship products; salaries (50% increase for the first quarter of 1997) due to the addition of a Vice President and Chief Operating Officer and annual salary increases; professional services (919% increase to $26,548 for the first quarter of 1997) due to additional costs associated with being a public reporting company; general and administrative expenses (42% for the first quarter of 1997) due to increases in consulting charges, contract labor, and travel expenses.

Liquidity and Capital Resources

       Historically, the Company s working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital as of March 31, 1997 was [$224,227] compared to $198,112 at December 31, 1996. This decline in working capital is primarily attributable to the decrease in cash of $460,464.

       Net cash used by operations for the first quarter of 1997 was $428,729, compared to net cash used of $193,845 for the comparable 1996 period, primarily attributed to the increase in the net loss from operations during the first quarter of 1997. Also, net cash from financing activities during the first quarter of 1997 was $28,930 compared to $177,394 for the comparable 1996 period, primarily attributed to the sale of common stock.

       The Company anticipates meeting its working capital needs during the second quarter of 1997 with the cash reserves the Company currently maintains. While the Company continues to pursue the development of its products it is actively pursuing financing to provide future working capital needs and to prepare for the future marketing and sales activities related to its products. Although management has not made any arrangements or definitive agreements, the Company is contemplating the additional private placement of securities and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. If sales revenue from the Company s products under development are not adequate to fund the Company s future operations and it is unable to secure financing from the sales of its securities or from private lenders, the Company could experience additional losses which could curtail the Company s operations. The continuation as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

       As of March 31, 1997 the Company had total assets of $706,885 and stockholders equity of $194,278. In comparison, as of December 31, 1996 the Company had total assets of $1,051,500 and total stockholders equity of $558,106. The 33% decrease in total assets for the three month period ended March 31, 1997 is primarily due to cash used in the Company s operating activities.

       In the opinion of management, inflation has not had a material effect on the operations of the Company.

       Management believes that the Company has sufficient capital resources to fund anticipated operations until some time in the early third quarter of 1997. Unless the Company is able to begin substantial sales of its products during the first half of 1997 or is able to raise additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage during the second quarter of 1997. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such funds will be available. As of the date hereof, the Company has not entered into any firm agreements or understandings for the raising of capital from private sources.


                                 PART II

Item 1.  Legal Proceedings

       The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

       During the first quarter of 1997, the Company issued an 7,400 shares of common stock to individuals for services rendered to the Company. The shares were valued at $1.91 per share, or an aggregate of $14,106. The issuance of the shares was pursuant to a private transaction and was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. A complete description of recent sales of unregistered securities can be found in the Consolidated Statements of Stockholders Equity and Note 7 and Note 8 to the Consolidated Financial Statements.

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

Item 4.  Submissions of Matters to a Vote of Security Holders

       No matters were submitted to a vote of the Company s Securities Holders during the three month period ended March 31, 1997.

Item 5.  Other Information

       This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

       No report filed on Form 8-K was filed by the Company during the three month period ended March 31, 1997.

                                SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MEDISYS TECHNOLOGIES, INC.



                                  BY:  Edward P. Sutherland
                                           (Signature)
                                       EDWARD P. SUTHERLAND
                                       President and Chief
                                       Executive Officer
                                  DATE:  May 20,1997




                                  BY:  Paul R. Radle, Jr.
                                           (Signature)
                                       PAUL R. RADLE, JR.
                                       Vice President, Chief
                                       Financial officer and
                                       Treasurer
                                  DATE:  May 20,1997