Form 10QSB
period 1997-06-30
MEDISYS TECHNOLOGIES INC
filed 1997-08-19
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)
  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

     For the Quarter Ended June 30, 1997

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

          Class                   Outstanding as of July 21, 1997
     Common Stock,                           12,607,640
Par Value $0.0005 per value

Transitional Small Business Disclosure Format (check one):
Yes [   ];  No [ X ]

                        MEDISYS TECHNOLOGIES, INC.

                             TABLE OF CONTENTS

PART I

     Item 1.  Financial Statements . . . . . . . . . . .     3

     Item 2.  Management s Discussion and Analysis or Plan
              of Operation . . . . . . . . . . . . . . .    20

PART II

     Item 1.  Legal Proceedings. . . . . . . . . . . . .    22

     Item 2.  Changes in Securities. . . . . . . . . . .    22

     Item 3.  Defaults Upon Senior Securities. . . . . .    23

     Item 4.  Submissions of Matters to a Vote of Security
              Holders. . . . . . . . . . . . . . . . . .    23

     Item 5.  Other Information. . . . . . . . . . . . .    23

     Item 6.  Exhibits and Reports on Form 8-K . . . . .    23

SIGNATURES     . . . . . . . . . . . . . . . . . . . . .    24

                                  PART I

Item 1.  Financial Statements

  The following unaudited Financial Statements for the period ended June 30, 1997, have been prepared by the Company.












                       Medisys Technologies, Inc.
                      (a Development Stage Company)

                    Consolidated Financial Statements

                         June 30, 1997 and 1996

                      MEDISYS TECHNOLOGIES, INC.
                     (A Development Stage Company)
                      Consolidated Balance Sheets


                                ASSETS

                                        June 30,    December 31,
                                        1997            1996
                                        (Unaudited)
  CURRENT ASSETS

    Cash                                $   44,576  $  669,604
    Accounts receivable, net of
      allowance for bad debt                21,584        -
    Inventory                               57,156       8,571
    Prepaid expenses                        26,470       6,997

        Total Current Assets               149,786     685,172

  FIXED ASSETS

    Leasehold improvements                   2,195       2,195
    Automobiles                             22,650      67,950
    Furniture and equipment                 76,946      66,092
    Leased equipment                        10,010      10,010
    Accumulated depreciation               (51,938)    (79,934)

        Total Fixed Assets                  59,863      66,313

  OTHER ASSETS

    Security deposits                        4,000       4,000
    Patent costs                           380,061     295,704
    Organizational costs                       311         311

        Total Other Assets                 384,372     300,015

        TOTAL ASSETS                    $  594,021  $1,051,500

                      MEDISYS TECHNOLOGIES, INC.
                     (A Development Stage Company)
                Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                        June 30,   December 31,
                                        1997            1996
                                        (Unaudited)
  CURRENT LIABILITIES

    Accounts payable                    $  305,204  $  276,014
    Accrued expenses (Note 3)              143,804     105,441
    Loans payable-shareholders (Note 2) 48,481 45,981 Contracts payable - current portion
      (Note 4)                               4,281      14,243
    Notes payable - current portion
      (Note 5)                              43,153      45,381

        Total Current Liabilities          544,923     487,060

  LONG-TERM DEBT

    Contracts payable  - less current
      portion (Note 4)                        -          6,334

        Total Long-Term Debt                  -          6,334

        TOTAL LIABILITIES                  544,923     493,394

  COMMITMENTS (Note 6)                        -           -

  STOCKHOLDERS' EQUITY

    Common stock: 100,000,000 shares
     authorized of $0.0005 par value,
     12,589,440 and 12,337,940 shares
     issued  and outstanding, respectively   6,295       6,167
    Additional paid-in capital           5,736,669   5,429,958
    Stock subscriptions receivable
      (Note 7)                            (175,000)   (175,000)
    Deficit accumulated during the
      development stage                 (5,518,866) (4,703,019)

        Total Stockholders' Equity          49,098     558,106

        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY         $  594,021  $1,051,500

                      MEDISYS TECHNOLOGIES, INC.
                     (A Development Stage Company)
                 Consolidated Statements of Operations
                              (Unaudited)
                                                                       From
                                                                    Inception on
                                                                     January 21,
                          For the Three Months  For the Six Months  1991 through
                              Ended June 30,       Ended June 30,     June 30,
                              1997      1996       1997      1996        1997

  REVENUES                $  24,577  $   -     $  63,450  $   2,182   $  68,434

  OPERATING EXPENSES

    Cost of product sold     5,679       -        13,559      1,256      15,400
    Product development    191,801    127,754    385,196    215,349   2,069,784
    Salaries                74,318     71,646    139,330    114,867   1,178,236
    Professional services   27,206     18,906     53,754     21,511     802,224
    Depreciation and
     amortization            3,021      6,021      9,042     12,042     109,121
    General and
     administrative        144,149     51,382    280,489    147,669   1,283,729

       Total Operating
        Expenses           446,174    275,709    881,370    512,694   5,458,494

  OPERATING LOSS          (421,597)  (275,709)  (817,920)  (510,512) (5,390,060)

  OTHER INCOME
   (EXPENSES)

    Gain on sale of assets   8,695       -         8,695        -         8,695
    Interest income          1,555       -         5,787        -        18,981
    Interest expense        (6,402)    (3,079)   (12,409)    (5,702)   (103,055)
    Bad debt expense          -          -          -          -        (53,427)

       Total Other Income
        (Expense)            3,848     (3,079)     2,073     (5,702)   (128,806)

  LOSS BEFORE INCOME
   TAXES                  (417,749)  (278,788)  (815,847)  (516,214) (5,518,866)

  INCOME TAXES                -          -          -          -           -

  NET LOSS               $(417,749) $(278,788) $(815,847) $(516,214)$(5,518,866)

  NET LOSS PER SHARE
   OF COMMON STOCK      $    (0.04) $   (0.02) $   (0.07) $   (0.04)

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)
                                                                      Deficit
                                                                   Accumulated
                                                        Additional  During the
                                     Common Stock        Paid-In   Development
                                   Shares     Amount     Capital       Stage
Balance, January 21, 1991             -     $    -     $     -     $       -

Common stock issued during
 1991 at $.0001 per share        8,100,000      4,050      (3,060)         -

Net loss for the year ended
 December 31, 1991                    -          -           -           (8,667)

Balance, December 31, 1991       8,100,000      4,050      (3,060)       (8,667)

Effect of reverse acquisition    1,768,500        884     (41,557)         -

Private placement of common
 stock at $2.00 per share          250,000        125     499,875          -

Canceled shares                   (418,500)      (209)        209          -

Net loss for the year ended
 December 31, 1992                    -          -           -         (269,551)

Balance, December 31, 1992       9,700,000      4,850     455,467      (278,218)

Issuance of stock at an average
 price of $2.21 per share           45,248         23      99,977          -

Payment of stock offering costs       -          -        (4,970)          -

Net loss for the year ended
 December 31, 1993                    -          -          -          (802,338)

Balance, December 31, 1993       9,745,248      4,873    550,474     (1,080,556)

Issuance of stock at an average
 price of $1.26 per share           60,016         30     75,581           -

Contributed capital by shareholders   -          -       513,812           -

Common stock issued in settlement
 of shareholder loans at
 approximately $2.16 per share     200,000        100    431,495           -

Forgiveness of wages and fees
 by shareholders                      -          -       215,565           -

Balance forward                 10,005,264  $   5,003 $1,786,927    $(1,080,556)

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

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)
                                                                     Deficit
                                                                   Accumulated
                                                      Additional    During the
                                    Common Stock        Paid-In    Development
                                 Shares      Amount     Capital        Stage

Balance forward               12,176,240   $   6,086   $ 5,113,035  $(3,204,294)

Issuance of common stock from
 expense of common stock
 warrants at $1.50 and $1.25
 per share                        41,700          21        52,529         -

Issuance of common stock in
 satisfaction of note payable at
 $2.80 per share                  20,000          10        55,990         -

Issuance of common stock for
 warrants exercised at $1.75 per
 share for subscription
 receivable                      100,000          50       174,950         -

Common stock warrants issued for
 extension of payable payment       -           -           33,454         -

Net loss for the year ended
 December 31, 1996                  -           -             -      (1,498,725)

Balance, December 31, 1996    12,337,940       6,167     5,429,958   (4,703,019)

Issuance of stock for services
 rendered at an average price
 of $0.95 per share (unaudited)  121,500          66       125,507         -

Issuance of stock for cash at
 $1.25 to $1.50 per share
 (unaudited)                     130,000          62       164,938         -

Common stock warrants issued
 for services (unaudited)           -           -           16,266         -

Net loss for the six months
 ended June 30, 1997 (unaudited)    -           -             -        (815,847)

Balance, June 30, 1997
 (unaudited)                  12,589,440   $   6,295    $5,736,669  $(5,518,866)

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                       From
                                                                   Inception on
                                                                     January 21,
                            For the Three Months For the Six Months 1991 through
                                Ended June 30,    Ended June 30,      June 30,
                                1997     1996     1997      1996       1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Loss from operations       $(417,749)$(278,788)$(815,847)$(516,214)$(5,518,866)
 Adjustments to reconcile net
  income to net cash provided
  (used) by operating activities:
   Operating expenses paid by
    issuance of common stock  122,507      -      122,507      -        431,078
   Common stock options and
    warrants for services        -         -         -         -        211,254
   Depreciation and
    amortization                3,021     6,021     9,042    12,042     110,516
   Allowance for doubtful
    accounts                     -         -         -         -         53,070
   Gain on sale of assets      (8,695)     -       (8,695)     -         (8,695)
 Changes in operating assets
  and liabilities:
   (Increase) decrease in accounts
    receivable                  7,689    (3,691)  (21,584)   (1,981)    (21,584)
   (Increase) decrease in
    inventory                 (37,488)   (3,914)  (48,585)   (8,805)    (57,156)
   (Increase) decrease in
    prepaid expenses            1,362     7,486   (19,473)   14,973     (26,470)
   (Increase) decrease in security
    deposits                     -         -         -         -         (4,000)
   (Increase) decrease in
    organizational costs         -         -         -         -           (311)
   Increase (decrease) in
    accounts payable           19,044   (31,152)   29,190    11,564     305,204
   Increase (decrease) in
    accrued expenses           23,956   (30,287)   38,363   (39,749)    143,804

     Net Cash (Used) by
      Operating Activities   (286,353) (334,325) (715,082) (528,170) (4,382,156)

 CASH FLOWS FROM
  INVESTING ACTIVITIES

  Sale of equipment            16,627      -       16,627   (26,792)     16,627
  (Increase) decrease in
   patent costs               (34,371)  (12,176)  (84,399)     -       (381,497)
  Acquisition of subsidiary      -         -         -         -        (40,673)
  Purchase of fixed assets        217    (4,014)  (10,420)   (4,377)    (94,267)

     Net Cash (Used) by
       Investing Activities  $(17,527) $(16,190) $(78,192) $(31,169) $ (499,810)

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)
                                                                         From
                                                                    Inception on
                                                                     January 21,
                            For the Three Months For the Six Months 1991 through
                                 Ended June 30,    Ended June 30,     June 30,
                                 1997     1996     1997      1996        1997
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Payments of stock offering
   costs                      $   -     $   -     $  -     $    -     $ (90,389)
  Proceeds from capital lease     -         -        -          -        10,010
  Payments on capital lease       -         (429)    -        (1,444)   (10,010)
  Payments on contracts payable(12,429)   (3,822) (16,296)    (7,644)   (58,119)
  Borrowings from shareholders   2,500      -       2,500     67,465    492,970
  Payments on payable -
   stockholders                   -      (25,831)    -       (24,007)   (20,984)
  Borrowings from notes payable   -         -        -          -       338,500
  Payment on notes payable        (755)  (86,622)  (2,228)  (106,180)  (139,347)
  Stock subscriptions receivable  -         -        -          -        53,427)
  Issuance of common stock    150,000  1,018,000  184,270  1,150,500  4,150,788
  Proceeds from sale of
   stock options                 -          -        -          -       254,000
  Proceeds from exercise of
   common stock options          -          -        -          -        52,550

     Net Cash Provided by
      Financing Activities    139,316    901,296  168,246  1,078,690  4,926,542

NET INCREASE (DECREASE)
 CASH AND CASH EQUIVALENTS   (164,564)   550,781 (625,028)   519,351     44,576

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD       209,140     50,719  669,604     82,149       -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD            $ 44,576  $ 601,500 $ 44,576   $601,500   $ 44,576

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION
 CASH PAID FOR
  Income taxes               $   -     $    -    $   -      $   -      $   -
  Interest                   $  6,402  $   3,079 $ 12,409   $  5,702   $ 55,589

NON CASH FINANCING
 ACTIVITIES
  Purchase of automobiles
   on contract               $   -     $    -    $   -      $   -      $ 62,400
  Conversion of shareholder
   loans to equity           $   -     $    -    $   -      $   -      $599,294
  Stock issued in payment of
   operating expenses        $122,507  $    -    $   -      $   -      $431,078

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            June 30, 1997 and 1996

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

       c.  Patent Costs

       The capitalized costs of obtaining patents consists of legal fees and associated filing costs. These patent costs will be amortized over the shorter of their legal or useful lives. The Company has numerous patents in various stages of development and the application process. Several patents have been granted but are being developed further in a continuation-in-part (CIP) status until the development of a commercial product is complete, the related product has received FDA (Food and Drug Administration) approval and is in a marketable condition ready for sale. Once patents have been granted, FDA approval obtained, and sales commenced, no further costs associated with the patent are capitalized. As of June 30, 1997, the Company did have one patented product for which sales have commenced with the related costs being amortized over the estimated useful life of the patent. Management has determined that estimated future cash flows from this product will be sufficient to recover the capitalized basis of the costs associated with that patent. The other patents for which costs have been capitalized are considered to have continued viability according to management of the Company with no significant events occurring which would impair the value of the capitalized costs associated with the individual patents.

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

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            June 30, 1997 and 1996

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

       f.  Income Taxes

       No provision for federal income taxes is made at June 30, 1997 and 1996 due to operating losses. The minimum state franchise tax has been accrued.

       The Company has accumulated $5,508,790 of net operating losses as of June 30, 1997, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire as follows:

                     Net Operating
                        Loss              Year of Expiration
                    $    8,667               2006
                       267,504               2007
                       800,372               2008
                       959,825               2009
                     1,159,850               2010
                     1,496,725               2011
                       815,847               2012
            Total   $5,508,790

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

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            June 30, 1997 and 1996

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

       k. Credit Risks

       The Company maintains its cash accounts primarily in one bank in Louisiana. The Federal Deposit Insurance Corporation insures accounts to $100,000. The Company's accounts occasionally exceed the insured amount. The Company also has $4,467 in a money market fund with a brokerage house.

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

NOTE 2 - PAYABLE - SHAREHOLDERS

       From time to time the Company received loans from certain shareholders for the purpose of providing funds for the Company's operating expenditures. The Company has also advanced funds to shareholders. The outstanding balances of these advances fluctuate during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At June 30, 1997, there was a balance outstanding payable to stockholders totaling $48,481.

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            June 30, 1997 and 1996

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

 NOTE 4 - CONTRACTS PAYABLE

       The Company has entered into purchase contracts for three automobiles as follows:
                                                            June 30,
                                                              1997
       Bank One, with total monthly payments of principal
        and interest of $425, for 60 months, secured by the
        automobile.                                        $   4,281

       The maturities of contracts payable are as follows:

                  1997                                     $   4,281
                  1998                                          -
                  Thereafter                                    -
                                                           $   4,281

                         MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            June 30, 1997 and 1996
NOTE 5 - NOTES PAYABLE

       Notes payable consisted of the following:

                                                  December 31,       June 30,
                                                      1996             1997
       Note payable to Richard L. Apel, unsecured,
        dated November 2, 1993 at 8%, principal and
        interest due on August 18, 1994.            $  12,500       $  12,500

       Note payable to Cynthia F. Vatz, unsecured,
        dated October 19, 1993 at 8%, principal
        and interest due on August 18, 1994.           12,500          12,500

       Note payable to Abraham B. and Adele L. Eckstein,
        unsecured, dated March 1, 1995 which replaces the
        October 6, 1993 note, at 8%, monthly payments of
        $500 commencing March 1, 1995 with a single
        balloon payment for the remaining balance plus
        interest due on March 1, 1996.                 20,381          18,153

                   Total                               45,381          43,153

                   Less current portion               (45,381)        (43,153)

                   Total Long-Term Portion           $   -           $   -

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

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            June 30, 1997 and 1996

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

                         MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            June 30, 1997 and 1996

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

       In the first six months of 1997, the Company issued 121,500 shares of common stock for services valued at $125,573 or $1.03 per share. The Company also issued 120,000 shares at $1.25 per share and 10,000 shares at $1.50 per share for cash proceeds of $165,000.

NOTE 8 - COMMON STOCK WARRANTS

       As of December 31, 1996, the Company had outstanding warrants for the issuance of common stock as follows:

      Number of            Date         Expiration     Exercise       Potential
      Shares              Issued         Date            Price        Proceeds
      777,750             1994            1997       $1.5625 - $2.50  $1,345,625
      591,000             1995          1998-2005    $1.125 - $2.625   1,124,250
    2,553,330             1996          1999-2001    $1.00 - $4.25     6,600,388
      180,739             1997          2000-2002    $ 1.6875 - 2.125    239,505

                                                                      $9,309,768


                        MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            June 30, 1997 and 1996

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

NOTE 10 - GOING CONCERN

       The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, relating to its research and development efforts and has had no significant operating revenues. In prior periods, the Company has had substantial working capital and stockholders' equity deficits. In 1996, the Company was able to raise working capital through the private placement of its common stock. However, cash flow projections show that the Company's reserves are not adequate to cover its needs for 1997. It is unlikely that the Company can complete its research and development projects without additional funds. Management of the Company plans to raise additional capital through a private placement or a public offering of its securities and the Company anticipates generating additional revenue from increased product sales.

Item 2.  Management s Discussion and Analysis or Plan of Operation

Results of Operations

    The net loss for the three month period ended June 30, 1997 ("second quarter of 1997") increased 50% to $417,749 when compared to the corresponding 1996 period, primarily due to the Company's increased effort in the development of its products. Net loss for the six month period ended June 30, 1997 ("first half of 1997") increased 58% to $815,847 when compared to the corresponding 1996 period.

    Revenues increased to $24,577 for the second quarter of 1997 compared to no sales for the second quarter of 1996, and increased to $63,450 for the first half of 1997 compared to $2,182 for the corresponding 1996 period. These increases are attributed to initial sales of the Company's VetCeps product.

    Cost of product sold increased to $5,679 for the second quarter of 1997 compared to zero for the second quarter of 1996, and increased to $13,559 for the first half of 1997 compared to $1,256 for the corresponding 1996 period. These increases are also attributed to initial sales of the Company's VetCeps product.

    Product development costs for the second quarter and first half of 1997 were $191,801 and $385,196, respectively, compared to $127,754 and $215,349 for the comparable 1996 periods. The 50% and 79% increases for the second quarter and first half of 1997, respectively, are primarily due to increased effort in the development of SofCeps and CoverTip , the Company's flagship products.

    Salaries for the second quarter and first half of 1997 were $74,318 and $139,330, respectively, compared to $71,646 and $114,867 for the comparable 1996 periods. The 4% and 21% increases for the second quarter and first half of 1997, respectively, are attributed to the addition of a Vice President and Chief Operating Officer and annual salary increases for other personnel.

    Professional services increased 44% to $27,206 for the second quarter of 1997 compared to $18,906 for the second quarter of 1996, and increased 150% to $53,754 for the first half of 1997 compared to $21,511 for the corresponding 1996 period. These increases relate to additional costs associated with becoming a reporting company under the Securities Exchange Act of 1934, as amended.

    Depreciation and amortization decreased to $3,021 for the second quarter of 1997 compared to $6,021 for the second quarter of 1996, and decreased to $9,042 for the first half of 1997 compared to $12,042 for comparable 1996 period. These decreases are attributable to the sale of two company automobiles.



    General and administrative costs for the second quarter and first half of 1997 were $144,150 and $280,490, respectively, compared to $51,382 and $147,669 for the comparable 1996 periods. The 181% and 90% increases for the second quarter and first half of 1997, respectively, also relate to costs associated with being a reporting company.

Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital as of June 30, 1997 was a negative $395,137 compared to $198,112 at December 31, 1996. This decline in working capital is primarily attributable to the decrease in cash of $625,028 during this period.

         Net cash used by operating activities for the second quarter of 1997 was $286,353 compared to net cash used of $334,325 for the comparable 1996 period. This decrease is primarily attributable to the payment of operating expenses with common stock rather than cash payments in the second quarter of 1997. Net cash used by operating activities for the first half of 1997 was $715,082 compared to $528,170 for the 1996 period. This increase in cash used is due to the increase in the loss from operations and partially offset by the payment of operating expenses with common stock rather than cash in the second quarter of 1997. Also, net cash from financing activities during the second quarter and first six months of 1997 was $139,316 and $168,246, respectively compared to $901,296 and $1,078,690 for the respective comparable 1996 periods, primarily due to the sale of common stock in 1996.

         The Company anticipates meeting its working capital needs into the third quarter of 1997 with the cash reserves which the Company currently maintains. While the Company continues to pursue the development of its products it is actively pursuing financing to provide future working capital needs and to prepare for the future marketing and sales activities related to its products. The
Company is contemplating the additional private placement of securities and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. If sales revenue from the Company's products under development are not adequate to fund the Company's future operations and it is unable to secure financing from the sales of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations. The continuation as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

         As of June 30, 1997 the Company had total assets of $594,021 and stockholders' equity of $49,098. In comparison, as of December 31, 1996 the Company had total assets of $1,051,500 and total stockholders' equity of $558,106. The 44% decrease in total assets during the first half of 1997 is primarily due to cash used in the Company's operating activities.

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

         Management believes that the Company has sufficient capital resources to fund anticipated operations until some time in the late third quarter of 1997. Unless the Company is able to begin substantial sales of its products during the second half of 1997 or is able to raise additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage during the fourth quarter of 1997. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such funds will be available.

                                 PART II

Item 1.  Legal Proceedings

         The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

         During the second quarter of 1997, the Company issued 114,100 shares of common stock to individuals for services rendered to the Company. The shares were valued at $.98 per share, or an aggregate of $111,467. Also during the second quarter of 1997, the Company issued an aggregate of 130,000 shares of common stock at an average of $1.27 per share for cash proceeds of $165,000. For the six month period ended June 30, 1997, the Company issued an aggregate of 121,500 shares of common stock for services valued at $1.03 per share, or an aggregate of $125,573. No shares were sold for cash during the first quarter of 1997. The funds from the cash sales were used for continued development of the Company's products and for general business expenses. The issuances of the shares were pursuant to private transactions and were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. A complete description of recent sales of unregistered securities can be found in the Consolidated Statements of Stockholders Equity and Note 7 and Note 8 to the Consolidated
Financial Statements.



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

Item 4.  Submissions of Matters to a Vote of Security Holders

         On Wednesday, May 14, 1997, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders at the Radisson Hotel, Baton Rouge, Louisiana. At the Meeting, the following incumbent directors were elected by the indicated vote to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

         Nominee                      For      Against   Abstain
    Gary Alexander                 7,468,834       0      31,700
    Dr. Tim Andrus                 7,468,834       0      31,700
    Jane Cooper                    7,468,834       0      31,700
    Dr. Robert L. diBenedetto      7,468,834       0      31,700
    Kerry M. Frey                  7,468,834       0      31,700
    William D. Kiesel              7,468,834       0      31,700
    Paul R. Radle, Jr.             7,468,834       0      31,700
    Edward P. Sutherland           7,468,834       0      31,700

    In addition to the election of directors, the following business was brought before and voted upon at the Annual Meeting of
Stockholders:

         Stockholders ratified the appointment of Jones, Jensen &
    Company as independent auditors for the Company's fiscal year ending December 31, 1997 by a vote of 7,472,734 for, 500 against, and 27,300 abstaining.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    No report filed on Form 8-K was filed by the Company during the three month period ended June 30, 1997.

                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MEDISYS TECHNOLOGIES, INC.



                                  BY:  /S/ Edward P. Sutherland
                                            (Signature)
                                       EDWARD P. SUTHERLAND
                                       President and Chief
                                       Executive Officer and
                                  DATE:  August 19, 1997



                                  BY:  /S/ Gary Alexander
                                            (Signature)
                                      GARY ALEXANDER
                                      Treasurer