Form 10QSB/A
period 1997-06-30
MEDISYS TECHNOLOGIES INC
filed 1997-08-19
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Amendment No. 1
                                     to
                               FORM 10-QSB/A

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

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)
                                                                     Deficit
                                                                   Accumulated
                                                      Additional    During the
                                    Common Stock        Paid-In    Development
                                 Shares      Amount     Capital        Stage

Balance forward               12,176,240   $   6,086   $ 5,113,035  $(3,204,294)

Issuance of common stock from
 expense of common stock
 warrants at $1.50 and $1.25
 per share                        41,700          21        52,529         -

Issuance of common stock in
 satisfaction of note payable at
 $2.80 per share                  20,000          10        55,990         -

Issuance of common stock for
 warrants exercised at $1.75 per
 share for subscription
 receivable                      100,000          50       174,950         -

Common stock warrants issued for
 extension of payable payment       -           -           33,454         -

Net loss for the year ended
 December 31, 1996                  -           -             -      (1,498,725)

Balance, December 31, 1996    12,337,940       6,167     5,429,958   (4,703,019)

Issuance of stock for services
 rendered at an average price
 of    $1.03     per share
 (unaudited)                     121,500          66       125,507         -

Issuance of stock for cash at
 $1.25 to $1.50 per share
 (unaudited)                     130,000          62       164,938         -

Common stock warrants issued
 for services (unaudited)           -           -           16,266         -

Net loss for the six months
 ended June 30, 1997 (unaudited)    -           -             -        (815,847)

Balance, June 30, 1997
 (unaudited)                  12,589,440   $   6,295    $5,736,669  $(5,518,866)

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                       From
                                                                   Inception on
                                                                     January 21,
                            For the Three Months For the Six Months 1991 through
                                Ended June 30,    Ended June 30,      June 30,
                                1997     1996     1997      1996       1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Loss from operations       $(417,749)$(278,788)$(815,847)$(516,214)$(5,518,866)
 Adjustments to reconcile net
  income to net cash provided
  (used) by operating activities:
   Operating expenses paid by
    issuance of common stock  122,507      -      122,507      -        431,078
   Common stock options and
    warrants for services        -         -         -         -        211,254
   Depreciation and
    amortization                3,021     6,021     9,042    12,042     110,516
   Allowance for doubtful
    accounts                     -         -         -         -         53,070
   Gain on sale of assets      (8,695)     -       (8,695)     -         (8,695)
 Changes in operating assets
  and liabilities:
   (Increase) decrease in accounts
    receivable                  7,689    (3,691)  (21,584)   (1,981)    (21,584)
   (Increase) decrease in
    inventory                 (37,488)   (3,914)  (48,585)   (8,805)    (57,156)
   (Increase) decrease in
    prepaid expenses            1,362     7,486   (19,473)   14,973     (26,470)
   (Increase) decrease in security
    deposits                     -         -         -         -         (4,000)
   (Increase) decrease in
    organizational costs         -         -         -         -           (311)
   Increase (decrease) in
    accounts payable           19,044   (31,152)   29,190    11,564     305,204
   Increase (decrease) in
    accrued expenses           23,956   (30,287)   38,363   (39,749)    143,804

     Net Cash (Used) by
      Operating Activities   (286,353) (334,325) (715,082) (528,170) (4,382,156)

 CASH FLOWS FROM
  INVESTING ACTIVITIES

  Sale of equipment            16,627      -       16,627   (26,792)     16,627
  (Increase) decrease in
   patent costs               (34,371)  (12,176)  (84,399)     -       (381,497)
  Acquisition of subsidiary      -         -         -         -        (40,673)
  Purchase of fixed assets        217    (4,014)  (10,420)   (4,377)    (94,267)

     Net Cash (Used) by
       Investing Activities  $(17,527) $(16,190) $(78,192) $(31,169) $ (499,810)

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)
                                                                         From
                                                                    Inception on
                                                                     January 21,
                            For the Three Months For the Six Months 1991 through
                                 Ended June 30,    Ended June 30,     June 30,
                                 1997     1996     1997      1996        1997
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Payments of stock offering
   costs                      $   -     $   -     $  -     $    -     $ (90,389)
  Proceeds from capital lease     -         -        -          -        10,010
  Payments on capital lease       -         (429)    -        (1,444)   (10,010)
  Payments on contracts payable(12,429)   (3,822) (16,296)    (7,644)   (58,119)
  Borrowings from shareholders   2,500      -       2,500     67,465    492,970
  Payments on payable -
   stockholders                   -      (25,831)    -       (24,007)   (20,984)
  Borrowings from notes payable   -         -        -          -       338,500
  Payment on notes payable        (755)  (86,622)  (2,228)  (106,180)  (139,347)
  Stock subscriptions receivable  -         -        -          -        53,427)
  Issuance of common stock    150,000  1,018,000  184,270  1,150,500  4,150,788
  Proceeds from sale of
   stock options                 -          -        -          -       254,000
  Proceeds from exercise of
   common stock options          -          -        -          -        52,550

     Net Cash Provided by
      Financing Activities    139,316    901,296  168,246  1,078,690  4,926,542

NET INCREASE (DECREASE)
 CASH AND CASH EQUIVALENTS   (164,564)   550,781 (625,028)   519,351     44,576

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD       209,140     50,719  669,604     82,149       -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD            $ 44,576  $ 601,500 $ 44,576   $601,500   $ 44,576

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION
 CASH PAID FOR
  Income taxes               $   -     $    -    $   -      $   -      $   -
  Interest                   $  6,402  $   3,079 $ 12,409   $  5,702   $ 55,589

NON CASH FINANCING
 ACTIVITIES
  Purchase of automobiles
   on contract               $   -     $    -    $   -      $   -      $ 62,400
  Conversion of shareholder
   loans to equity           $   -     $    -    $   -      $   -      $599,294
  Stock issued in payment of
   operating expenses        $122,507  $    -    $   -      $   -      $431,078

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