Form 10QSB
period 1997-09-30
MEDISYS TECHNOLOGIES INC
filed 1997-11-12
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

                 For the Quarter Ended September 30, 1997

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

          Class                        Outstanding as of September 30, 1997
     Common Stock,                                 12,613,881
Par Value $0.0005 per value

Transitional Small Business Disclosure Format (check one):
Yes [   ];  No [ X ]

                        MEDISYS TECHNOLOGIES, INC.

                             TABLE OF CONTENTS

PART I

     Item 1.  Financial Statements . . . . . . . . . . .     3

     Item 2.  Management s Discussion and Analysis or Plan
              of Operation . . . . . . . . . . . . . . .    20

PART II

     Item 1.  Legal Proceedings. . . . . . . . . . . . .    22

     Item 2.  Changes in Securities. . . . . . . . . . .    23

     Item 3.  Defaults Upon Senior Securities. . . . . .    23

     Item 4.  Submissions of Matters to a Vote of Security
              Holders. . . . . . . . . . . . . . . . . .    23

     Item 5.  Other Information. . . . . . . . . . . . .    23

     Item 6.  Exhibits and Reports on Form 8-K . . . . .    23

SIGNATURES     . . . . . . . . . . . . . . . . . . . . .    24

                                  PART I

Item 1.  Financial Statements

  The following unaudited Financial Statements for the period ended September 30, 1997, have been prepared by the Company.












                       Medisys Technologies, Inc.
                      (a Development Stage Company)

                    Consolidated Financial Statements

                       September 30, 1997 and 1996

                      MEDISYS TECHNOLOGIES, INC.
                     (A Development Stage Company)
                      Consolidated Balance Sheets


                                ASSETS

                                        September 30, December 31,
                                           1997          1996
                                        (Unaudited)
  CURRENT ASSETS

    Cash                                $   59,293  $  669,604
    Accounts receivable, net of
     allowance for bad debt                  9,700        -
    Inventory                               75,727       8,571
    Prepaid expenses                        26,470       6,997

        Total Current Assets               171,190     685,172

  FIXED ASSETS

    Leasehold improvements                   2,195       2,195
    Automobiles                               -         67,950
    Furniture and equipment                 76,945      66,092
    Leased equipment                        10,010      10,010
    Accumulated depreciation               (33,441)    (79,934)

        Total Fixed Assets                  55,709      66,313

  OTHER ASSETS

    Security deposits                        4,000       4,000
    Patent costs                           395,376     295,704
    Organizational costs                       311         311

        Total Other Assets                 399,687     300,015

        TOTAL ASSETS                    $  626,586  $1,051,500

                      MEDISYS TECHNOLOGIES, INC.
                     (A Development Stage Company)
                Consolidated Balance Sheets (Continued)


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        September 30, December 31,
                                           1997          1996
                                        (Unaudited)
  CURRENT LIABILITIES

    Accounts payable                    $  303,261  $  276,014
    Accrued expenses (Note 3)              246,758     105,441
    Loans payable-shareholders (Note 2) 45,981 45,981 Contracts payable - current portion
      (Note 4)                                -         14,243
    Notes payable - current portion (Note 5)42,001      45,381

        Total Current Liabilities          638,001     487,060

  LONG-TERM DEBT

    Notes payable (Note 11)                190,000       6,334

        Total Long-Term Debt               190,000       6,334

        TOTAL LIABILITIES                  828,001     493,394

  STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock: 100,000,000 shares
     authorized of $0.0005 par value,
     12,613,881 and 12,337,940 shares
     issued  and outstanding, respectively   6,307       6,167
    Additional paid-in capital           5,760,485   5,429,958
    Stock subscriptions receivable
     (Note 7)                             (175,000)   (175,000)
    Deficit accumulated during the
     development stage                  (5,793,207) (4,703,019)

      Total Stockholders' Equity (Deficit)(201,415)    558,106

       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY (DEFICIT) $  626,586  $1,051,500

                      MEDISYS TECHNOLOGIES, INC.
                     (A Development Stage Company)
                 Consolidated Statements of Operations
                              (Unaudited)
                                                                       From
                                                                   Inception on
                                                                    January 21,
                      For the Three Months  For the Nine Months    1991 through
                       Ended September 30,  Ended September 30,    September 30,
                          1997      1996        1997       1996          1997

 REVENUES              $ 20,436  $   -     $   83,886  $   2,182  $      88,870

 OPERATING EXPENSES

   Cost of product sold   4,037      -          17,596      1,256        19,437
   Product development  109,045   152,300      494,241    367,649     2,178,829
   Salaries              73,783    78,914      213,113    193,781     1,252,019
   Professional services 13,843    26,573       67,597     48,084       816,067
   Depreciation and
    amortization          3,021     6,021       12,063     18,063       112,142
   General and
    administrative       95,010     54,206     375,499    201,875     1,378,739

      Total Operating
       Expenses         298,739    318,014   1,180,109    830,708     5,757,233

 OPERATING LOSS        (278,303)  (318,014) (1,096,223)   (828,526)  (5,668,363)

 OTHER INCOME
  (EXPENSES)

   Gain on sale of assets 4,348       -          13,043       -         13,043
   Interest income           63       -           5,850       -          19,044
   Interest expense        (449)      (509)     (12,858)    (6,211)    (103,504)
   Bad debt expense        -          -            -          -         (53,427)

      Total Other Income
       (Expense)          3,962       (509)       6,035     (6,211)    (124,844)

 LOSS BEFORE INCOME
  TAXES                (274,341)  (318,523)  (1,090,188)  (834,737)  (5,793,207)

 INCOME TAXES              -          -            -          -           -

 NET LOSS             $(274,341) $(318,523) $(1,090,188) $(834,737) $(5,793,207)

 NET LOSS PER SHARE
  OF COMMON STOCK     $   (0.02) $   (0.03) $     (0.09) $   (0.07)

                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)
                                                                     Deficit
                                                                   Accumulated
                                                      Additional    During the
                                   Common Stock         Paid-In    Development
                                   Shares    Amount     Capital      Stage
Balance, January 21, 1991             -     $  -     $     -     $      -

Common stock issued during
 1991 at $.0001 per share        8,100,000    4,050      (3,060)        -

Net loss for the year ended
 December 31, 1991                    -        -           -          (8,667)

Balance, December 31, 1991       8,100,000    4,050      (3,060)      (8,667)

Effect of reverse acquisition    1,768,500      884     (41,557)        -

Private placement of common
 stock at $2.00 per share          250,000      125     499,875         -

Canceled shares                   (418,50)     (209)        209         -

Net loss for the year ended
 December 31, 1992                    -        -           -        (269,551)

Balance, December 31, 1992       9,700,000    4,850     455,467     (278,218)

Issuance of stock at an average
 price of $2.21 per share           45,248       23      99,977         -

Payment of stock offering costs       -        -        (4,970)         -

Net loss for the year ended
 December 31, 1993                    -        -          -         (802,338)

Balance, December 31, 1993       9,745,248    4,873    550,474    (1,080,556)

Issuance of stock at an average
 price of $1.26 per share           60,016       30     75,581          -

Contributed capital by shareholders   -        -       513,812          -

Common stock issued in settlement
 of shareholder loans at
 approximately $2.16 per share     200,000      100    431,495          -

Forgiveness of wages and fees
 by shareholders                      -        -       215,565          -

Balance forward                 10,005,264  $ 5,003 $1,786,927   $(1,080,556)

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


                          MEDISYS TECHNOLOGIES, INC.
                        (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficit)
                                                                   Deficit
                                                                 Accumulated
                                                    Additional    During the
                                    Common Stock      Paid-In    Development
                                  Shares     Amount   Capital       Stage

Balance forward                 12,176,240  $ 6,086  $5,113,035  $(3,204,294)

Issuance of common stock from
 expense of common stock
 warrants at $1.50 and $1.25
 per share                          41,700       21      52,529         -

Issuance of common stock in
 satisfaction of note payable at
 $2.80 per share                    20,000       10      55,990         -

Issuance of common stock for
 warrants exercised at $1.75 per
 share for subscription receivable 100,000        50    174,950         -

Common stock warrants issued for
 extension of payable payment         -         -        33,454         -

Net loss for the year ended
 December 31, 1996                    -         -          -      (1,498,725)

Balance, December 31, 1996      12,337,940     6,167  5,429,958   (4,703,019)

Issuance of stock for services
 rendered at an average price
 of $1.02 per share (unaudited)    145,941        74    149,327         -

Issuance of stock for cash at
 $1.25 to $1.50 per share
 (unaudited)                       130,000        66    164,934         -

Common stock warrants issued
 for services (unaudited)             -         -        16,266         -

Net loss for the nine months
 ended September 30, 1997
 (unaudited)                          -         -          -      (1,090,188)

Balance, September 30, 1997
 (unaudited)                    12,613,881  $  6,307 $5,760,485  $(5,793,207)

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                       From
                                                                    Inception on
                                                                     January 21,
                        For the Three Months  For the Nine Months   1991 through
                         Ended September 30,  Ended September 30,  September 30,
                             1997      1996        1997     1996       1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

Loss from operation s     $(274,341)$(318,523)$(1,090,188)$(834,737)$(5,793,207)
Adjustments to reconcile net
 income to net cash provided
 (used) by operating activities:
  Operating expenses paid by
   issuance of common stock  23,827      -        146,334      -        454,905
  Common stock options and
   warrants for services       -         -           -         -        211,254
  Depreciation and
   amortization               3,021     6,021      12,063    18,063     113,537
  Allowance for doubtful
   accounts                    -         -           -         -         53,070
  Gain on sale of assets     (4,348)     -        (13,043)     -        (13,043)
Changes in operating assets
 and liabilities:
  (Increase) decrease in
   accounts receivable       11,884      -         (9,700)   (1,981)     (9,700)
  (Increase) decrease in
   inventory                (18,571)   (4,668 )   (67,156   (13,473)    (75,727)
  (Increase) decrease in
   prepaid expenses            -         -        (19,473)   14,973     (26,470)
  (Increase) decrease in
   security deposits           -         -           -         -         (4,000)
  (Increase) decrease in
   organizational cost         -         -           -         -           (311)
  Increase (decrease) in
   accounts payable          (1,943) (121,347)     27,247  (109,783)    303,261
  Increase (decrease) in
   accrued expenses         102,954    96,142     141,317    56,393     246,758

    Net Cash (Used) by
     Operating Activities  (157,517) (342,375)   (872,599) (870,545) (4,539,673)

CASH FLOWS FROM
 INVESTING ACTIVITIES

Sale of equipment             8,482      -         25,109      -         25,109
(Increase) decrease in
  patent costs              (18,315)  (32,194)   (102,714)  (58,986)   (399,812)
Acquisition of subsidiary      -         -           -         -        (40,673)
Purchase of fixed assets       -      (13,748)    (10,420)  (18,125)    (94,267)

   Net Cash (Used) by
     Investing Activities $  (9,833) $(45,942) $  (88,025) $(77,111) $ (509,643)

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)
                                                                       From
                                                                    Inception on
                                                                    January 21,
                         For the Three Months For the Nine Months   1991 through
                          Ended September 30, Ended September 30,  September 30,
                              1997      1996      1997       1996        1997
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Payments of stock
   offering costs          $   -     $(53,350) $   -     $  (53,350) $  (90,389)
  Proceeds from capital
   lease                       -         -         -           -         10,010
  Payments on capital lease    -         -         -         (1,444)    (10,010)
  Payments on contracts
   payable                   (4,281)   (3,822)  (20,577)    (11,466)    (62,400)
  Borrowings from
   shareholders              (2,500)    4,331      -         71,796     490,470
  Payments on payable -
   stockholders                -         -         -        (24,007)    (20,984)
  Borrowings from notes
   payable                  190,000      -      190,000        -        528,500
  Payment on notes payable   (1,152)  (53,586)   (3,380)   (159,766)   (140,499)
  Stock subscriptions
   receivable                  -         -         -           -        (53,427)
  Issuance of common stock     -      812,999   184,270   1,963,499   4,150,788
  Proceeds from sale of
   stock options               -         -         -           -        254,000
  Proceeds from exercise of
   common stock options        -         -         -           -         52,550

     Net Cash Provided by
      Financing Activities  182,067   706,572   350,313   1,785,262   5,108,609

NET INCREASE (DECREASE)
 CASH AND CASH EQUIVALENTS   14,717   318,255  (610,311)    837,606      59,293

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD      44,576   601,500   669,604      82,149        -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $59,293  $919,755 $  59,293    $919,755  $   59,293

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION
 CASH PAID FOR
  Income taxes              $  -     $   -    $    -       $   -      $    -
  Interest                  $   449  $    509 $  12,858    $  6,211   $  56,038

NON CASH FINANCING
 ACTIVITIES
  Purchase of automobiles
   on contract              $  -     $   -    $    -       $   -      $  62,400
  Conversion of shareholder
   loans to equity          $  -     $   -    $    -       $   -      $ 599,294
  Stock issued in payment of
   operating expenses       $23,827  $   -    $ 146,334    $   -      $ 454,905

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
             September 30, 1997 (unaudited) and December 31, 1996

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

       c.  Patent Costs

       The capitalized costs of obtaining patents consists of legal fees and associated filing costs. These patent costs will be amortized over the shorter of their legal or useful lives. The Company has numerous patents in various stages of development and the application process. Several patents have been granted but are being developed further in a continuation-in-part (CIP) status until the development of a commercial product is complete, the related product has received FDA (Food and Drug Administration) approval and is in a marketable condition ready for sale. Once patents have been granted, FDA approval obtained, and sales commenced, no further costs associated with the patent are capitalized. As of September 30, 1997, the Company did have one patented product for which sales have commenced with the related costs being amortized over the estimated useful life of the patent. Management has determined that estimated future cash flows from this product will be sufficient to recover the capitalized basis of the costs associated with that patent. The other patents for which costs have been capitalized are considered to have continued viability according to management of the Company with no significant events occurring which would impair the value of the capitalized costs associated with the individual patents.

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

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
             September 30, 1997 (unaudited) and December 31, 1996

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

       f.  Income Taxes

       No provision for federal income taxes is made at September 30, 1997 and December 31, 1996 due to operating losses. The minimum state franchise tax has been accrued.

       The Company has accumulated $5,790,207 of net operating losses as of September 30, 1997, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire as follows:

                     Net Operating
                         Loss           Year of Expiration

                   $     8,667               2006
                       269,551               2007
                       802,338               2008
                       960,966               2009
                     1,162,772               2010
                     1,498,725               2011
                     1,087,188               2012

            Total  $ 5,790,207

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

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
             September 30, 1997 (unaudited) and December 31, 1996

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

NOTE 2 - PAYABLE - SHAREHOLDERS

       From time to time the Company received loans from certain shareholders for the purpose of providing funds for the Company's operating expenditures. The Company has also advanced funds to shareholders. The outstanding balances of these advances fluctuate during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At September 30, 1997, there was a balance outstanding payable to stockholders totaling $45,981.

                          MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
             September 30, 1997 (unaudited) and December 31, 1996

NOTE 3 - ACCRUED EXPENSES

       Accrued expenses consist of the following:
                                          September 30,  December 31,
                                               1997          1996

       Payroll taxes payable                $      813  $    1,318
       Accrued salaries and directors fees     202,627      85,851
       Accrued interest payable                  6,156       4,636
       Contract labor payable                   37,162      13,636

                                            $  246,758  $  105,441

      The accrued salaries and directors fees are to be paid over the next 24 months or when the Company is adequately financed.

 NOTE 4 - CONTRACTS PAYABLE

      The Company has entered into purchase contracts for three
      automobiles as follows:
                                              September 30,  December 31,
                                                  1997           1996
      Bank One, with total monthly payments of
       principal and interest of $1,275, for
       60 months, secured by the automobile.    $     -       $   20,577

      The maturities of contracts payable are as follows:

      1997                                      $     -       $   14,243
      1998                                            -            6,334
      Thereafter                                      -             -

                                                $     -       $   20,577

                           MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
             September 30, 1997 (unaudited) and December 31, 1996

NOTE 5 - NOTES PAYABLE

      Notes payable consisted of the following:

                                                     September 30, December 31,

                                                         1997         1996
       Note payable to Richard L. Apel, unsecured,
        dated November 2, 1993 at 8%, principal and
        interest due on August 18, 1994.              $  12,500   $  12,500

       Note payable to Cynthia F. Vatz, unsecured, dated
        October 19, 1993 at 8%, principal and interest due
        on August 18, 1994.                              12,500      12,500

       Note payable to Abraham B. and Adele L. Eckstein,
        unsecured, dated March 1, 1995 which replaces the
        October 6, 1993 note, at 8%, monthly payments of
        $500 commencing March 1, 1995 with a single
        balloon payment for the remaining balance plus
        interest due on March 1, 1996.                   17,001      20,381

               Total                                     42,001      45,381

               Less current portion                     (42,001)    (45,381)

               Total Long-Term Portion                 $   -       $   -

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

                         MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
             September 30, 1997 (unaudited) and December 31, 1996

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

                         MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
             September 30, 1997 (unaudited) and December 31, 1996

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

       The Company issued 100,000 shares of restricted common stock upon the exercise of common stock warrants representing the same number of shares, having an exercise price of $1.75 per share. Payment for the common stock was made with a non-interest bearing four year promissory note. The related shares are being held by the Company as collateral for the promissory note. The shares have been reflected as issued and outstanding with a corresponding $175,000 stock subscription receivable reflected as a reduction of stockholders' equity.

       In the first nine months of 1997, the Company issued 145,941 shares of common stock for services valued at $149,401 or $1.02 per share. The Company also issued 120,000 shares at $1.25 per share and 10,000 shares at $1.50 per share for cash proceeds of $165,000.

NOTE 8 - COMMON STOCK WARRANTS

       As of September 30, 1997, the Company had outstanding warrants for the issuance of common stock as follows:

       Number of           Date         Expiration   Exercise         Potential
       Shares              Issued         Date        Price           Proceeds
         777,750           1994            1997       $1.5625 - 2.50 $ 1,345,625
         591,000           1995          1998-2005    $1.125 - 2.625   1,124,250
       2,553,330           1996          1999-2001    $1.00 - 4.25     6,600,388
         445,739           1997          2000-2002    $ 1.00 - 1.50      554,489
                                                                     $ 9,624,752

                         MEDISYS TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
             September 30, 1997 (unaudited)  and December 31, 1996

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

NOTE 10 - GOING CONCERN

       The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, relating to its research and development efforts and has had no significant operating revenues. In prior periods, the Company has had substantial working capital and stockholders' equity deficits. In 1996, the Company was able to raise working capital through the private placement of its common stock. However, cash flow projections show that the Company's reserves are not adequate to cover its needs for 1997. It is unlikely that the Company can complete its research and development projects without additional funds. Management of the Company plans to raise additional capital through a private placement or a public offering of its securities and the Company anticipates generating additional revenues from increased product sales.

NOTE 11 - NOTES PAYABLE

       The Company has issued notes payable in the amount of $190,000. The notes bear interest at 10% per annum and are due eighteen months from the dates they were issued. The notes are convertible to common stock at various rates of exchange.

Item 2.  Management s Discussion and Analysis or Plan of Operation

Results of Operations

    The net loss for the three month period ended September 30, 1997 ("third quarter of 1997") decreased 14% to $274,341 when compared to the corresponding 1996 period, primarily due to the Company's decrease in product development expenses during the 1997 period. Net loss for the nine month period ended September 30, 1997 ("first nine months of 1997") increased 31% to $1,090,188 when compared to the corresponding 1996 period due to year-to-date increases of product development expenses of 34%.

    Revenues of $20,436 for the third quarter of 1997 compared to no sales for the third quarter of 1996, and increased to $83,886 for the first nine months of 1997 compared to $2,182 for the corresponding 1996 period. These increases are attributed to initial sales of the Company's VetCeps product.

    Cost of product sold increased to $4,037 for the third quarter of 1997 compared to zero for the third quarter of 1996, and increased to $17,596 for the first nine months of 1997 compared to $1,256 for the corresponding 1996 period. These increases are also attributed to initial sales of the Company's VetCeps product.

    Product development costs for the third quarter and first nine months of 1997 were $109,145 and $494,241, respectively, compared to $152,300 and $367,649 for the comparable 1996 periods. The 28% decrease for the third quarter of 1997 was due to a reduction of operating capital and the corresponding reduction of all expenditures. The 34% increase for the first nine months of 1997 is due to increased effort in the development of SofCeps and CoverTip , the Company's flagship products.

    Salaries for the third quarter and first nine months of 1997 were $73,783 and $213,113, respectively, compared to $78,914 and $193,781 for the comparable 1996 periods. The 7% decrease for the third quarter of 1997 was due to the voluntary accrual of salaries by management. The 10% increase for the first nine months of 1997 is attributed to the addition of a Vice President and Chief Operating Officer and annual salary increases for other personnel.

    Professional services decreased 48% to $13,843 for the third quarter of 1997 and increased 41% to $67,597 for the first nine months of 1997 when compared to the respective 1996 periods. The year-to-date increase relates to additional costs associated with becoming a reporting company under the Securities Exchange Act of 1934, as amended. The third quarter decrease reflects the additional expenses realized in the third quarter of 1996 when the Company started its registration process.

    Depreciation and amortization decreased to $3,021 for the third quarter of 1997 compared to $6,021 for the third quarter of 1996, and decreased to $12,063 for the first nine months of 1997 compared to $18,063 for comparable 1996 period. These decreases are attributable to the sale of two company automobiles.

    General and administrative costs for the third quarter and first nine months of 1997 were $95,010 and $375,499, respectively, compared to $54,206 and $201,875 for the comparable 1996 periods. The 75% and 86% increases for the third quarter and first nine months of 1997, respectively, also relate to costs associated with becoming a reporting company.

Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital as of September 30, 1997 was a negative $466,811 compared to a positive $198,112 at December 31, 1996. This decline in working capital is primarily attributable to the decrease in cash of $610,311 during this period.

         Net cash used by operating activities for the third quarter of 1997 was $157,517 compared to net cash used of $342,375 for the comparable 1996 period. This decrease in cash used is attributable to the payment of operating expenses with common stock rather than cash payments in the third quarter of 1997, the voluntary accrual of wages by management, increases in accounts payable and other accrued expenses, and the smaller net loss. Net cash used by operating activities for the first nine months of 1997 was $872,599 compared to $870,545 for the 1996 period. This small change is due to the increase in the loss from operations during the first nine months of 1997 and effectively offset by the increase in accounts payable and the payment of operating expenses with common stock instead of cash. Also, net cash from financing activities during the third quarter and first nine months of 1997 was $182,067 and $350,313, respectively, compared to $706,572 and $1,785,262 for the respective comparable 1996 periods, primarily due to the sale of common stock in the 1996 periods.

         The Company anticipates meeting its working capital needs into the remainder of fiscal 1997 with the cash reserves which the Company currently maintains, with additional financing and from sales. Although the Company continues to pursue the development of its products, it may be dependent upon additional outside financing and is actively pursuing such in order to provide future working capital needs and to prepare for the future marketing and sales activities related to its products. The Company is contemplating the additional private placement of securities and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. If sales revenue from the Company's products under development are not adequate to fund the Company's future operations and it is unable to secure financing from the sales of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations. The continuation as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

         As of September 30, 1997 the Company had total assets of $626,586 and stockholders' deficit of $201,415. In comparison, as of December 31, 1996 the Company had total assets of $1,051,500 and total stockholders' equity of $558,106. The 40% decrease in total assets during the first nine months of 1997 is primarily due to cash used in the Company's operating activities.

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

         Management believes that the Company has sufficient capital resources to fund anticipated operations until some time in the late fourth quarter of 1997. Unless the Company is able to begin substantial sales of its products during the fourth quarter of 1997 and first quarter of 1998 ,or is able to raise additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage during the first quarter of 1998. To overcome this potential cash flow shortage, management intends to seek additional equity or debt capital through private sources, although there can be no assurance such funds will be available.

                                 PART II

Item 1.  Legal Proceedings

         The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

         During the third quarter of 1997, the Company issued 24,111 shares of common stock pursuant to resolution by the Board of Directors. An aggregate of 15,700 shares were issued to various Board members and employees as directors' fees and additional compensation, respectively. The average value of these shares on the date of issue was $1.10 per share, for a aggregate value of $137,915. The remaining 8,741 shares were issued to various contractors for services rendered to the Company valued at $1.04 per share, for an aggregate of $9,104. No shares were sold for cash during the third quarter of 1997. The issuances of the shares were pursuant to private transactions and were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. A complete description of recent sales of unregistered securities can be found in the Consolidated Statements of Stockholders Equity and Note 7 to the Consolidated Financial Statements.

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

Item 6.  Exhibits and Reports on Form 8-K

         No report filed on Form 8-K was filed by the Company during the three month period ended September 30, 1997.

                                SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MEDISYS TECHNOLOGIES, INC.



                                       BY:  /S/ Edward P. Sutherland
                                                 (Signature)
                                            EDWARD P. SUTHERLAND
                                            President, Chief
                                            Executive Officer
                                       DATE:  November 12, 1997



                                       BY:  /S/  Gary Alexander
                                                  (Signature)
                                            GARY ALEXANDER
                                            Treasurer
                                       DATE:  November 12, 1997