Form 10KSB
period 1997-12-31
MEDISYS TECHNOLOGIES INC
filed 1998-04-15
CIK 898128

United States Securities and exchange commission
                          Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
  [X]     Annual Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934
          For the Fiscal Year Ended December 31, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.
$97,634

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $2,682,410 (Based on price of $.43 per share on April 13, 1998)

     State the number of shares outstanding of each of the issuer s classes of common equity, as of the latest practicable date.

          Class                         Outstanding as of December 31, 1997
Common Stock, Par Value $0.0005                   13,120,810

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [  ]  No [X]

                        MEDISYS TECHNOLOGIES, INC.

                             TABLE OF CONTENTS


                                  PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . .   3

Item 2.   Properties . . . . . . . . . . . . . . . . . . .  18

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . .  19

Item 4.   Submission of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . .  19

                                  PART II

Item 5.   Market for Registrant s Common Equity and
          Related Stockholder Matters. . . . . . . . . . .  19

Item 6.   Management s Discussion and Analysis of
          Financial Condition and Results of Operations. .  20

Item 7.   Financial Statements and Supplementary Data. . .  23

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . .  42

                                 PART III

Item 9.   Directors and Executive Officers of the
          Registrant . . . . . . . . . . . . . . . . . . .  42

Item 10.  Executive Compensation . . . . . . . . . . . . .  45

Item 11.  Security Ownership of Certain Beneficial Owners.
          and Management . . . . . . . . . . . . . . . . .  47

Item 12.  Certain Relationships and Related Transactions .  48

                                  PART IV

Item 13.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K. . . . . . . . . . . . . . .  49

          Signatures.. . . . . . . . . . . . . . . . . . .  50

                                  PART I

Item 1.     Business

       Medisys Technologies, Inc. ( Medisys or the Company ) is a specialized medical device company. It's strategy is to identify and participate in markets within large growing categories of medical care where it can maintain a competitive advantage.
Medisys acquires and develops proprietary products for commercialization grouped in those identified markets which can be efficiently exploited using management disciplines of market driven business units ("MDBU"). Medisys believes strongly that significant opportunity lies in building a market driven company that consolidates product opportunities in large markets and develops marketing leverage/synergy in those markets.

       Initially, the Company is focused on the specific market segments of Women's Health (birth assistance), Medical Safety and Lifeline Management which are contained within the broader categories of women's health and minimally invasive patient care. The Company's proprietary products within these areas provide a base for creating synergistic multi-product specialized business units. The Medisys strategy is to maintain an aggressive acquisition program focused on products available within target categories. The Company will continue to explore opportunities within the medical device industry to create subsequent market driven business units.

       Medisys recognizes the opportunity for the acquisition and effective marketing of medical devices. Within this highly fragmented industry are many small companies with products which do not have product synergy to leverage cost or generate market impact. In addition, there are many products which do not meet the large scale criteria of the major medical device companies and are, therefore, available for acquisition. Medisys will identify, acquire and commercialize carefully selected opportunities grouped into specialized business units which deliver cost effective, competitive advantages in each market.

       The Company targets niche market segments which are not the focus of multinational companies. By participating in large growing markets with specialty proprietary devices, the Company can build a substantial business presence while minimizing the risk of competition. Using existing technology adaptive to innovative uses and avoiding a dependence on, future technology, the Company reduces the risk and expense of regulatory development inherent with new inventions.

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

  During 1997 and 1996 the Company spent $88,219 and $496,446, respectively, on product research and development costs.

Primary Products:

WOMEN S HEALTH - SofCeps

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

       The use of outlet forceps has become so much a part of normal obstetrics that it is considered by some to be a part of a normal delivery. Up to 1975, the use of forceps at all levels was reported in the United States to be as high as 25% to 33 1/3%. By 1980, one study showed a 26.7% forceps use in "first child" deliveries and over 15% in all deliveries.(1) The Company estimates that the percent of forceps deliveries in the United States today is somewhere between 12% and 26%, depending on the region of the Country surveyed. In recent years there has been a surge in Cesarean section births in the United States. As the Cesarean section rate increases, the use of obstetrical forceps tends to decrease. Studies indicate that vacuum extractors delivery rates are roughly equivalent to forceps delivery rates.

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

     On April 6, 1995 a developmental milestone occurred when a term stillborn was successfully delivered with the device. During this procedure, application over the fetal head was accomplished and the Company concluded the device was clinically effective in assisting completion of the delivery. Several modifications of the delivery system have been made and with the completion of a minimal number of still born deliveries, the results expected from the Phase One testing protocol were considered by the Company to have been met. Application for approval of Phase two protocol governing live deliveries has begun. Deliveries were planned in the Phase Two program for the fourth quarter of 1997 and the first quarter of 1998. An interruption of the research and development capital needed to refine the clinical prototypes to a final commercial design has delayed these clinical studies. Internationally, clinical sites at the Perinatal Institute in Bern, Switzerland, the Hospital Central in Mexico, and the Kenyaatla National Hospital in Kenya were selected for consideration of live birth testing. This testing has not commenced at present, but is anticipated to begin first in Mexico and later in Switzerland and/or Kenya with the acquisition of adequate research and development capital and completion of final commercial design. In the United States, a letter of intent was signed with physicians at the University of Maryland to begin live birth testing when the final commercial prototype is achieved.

  MEDICAL SAFETY - CoverTip

     Medical device safety is a large and growing issue within the healthcare community. The transfer of infectious diseases result in enormous economic and social costs. With AIDS, Hepatitis and other communicable disease, the possibility of accidental infection is a critical issue to healthcare workers and professionals. The
  (CDC) Center for Disease Control in Atlanta reports that for every 250 syringe injections an accidental needle stick occurs to the person administering the injection. The cost for subsequent mandatory testing is between $250 and $1,020. While the incidence of AIDS contracted through accidental needle sticks is low (less than 100 cases reported in the U.S. to date) the impact to the individuals tested and the cost of both the testing and treatment is enormous.

     The current syringe market approaches 2.5 billion dollars in the U.S. alone. Currently, safety syringes comprise a relatively small portion, less than 20% of the total market. The desire to use a safety syringe has been impeded by both cost and technique requirements of currently available safety syringes. Current safety syringes are 3-4 times the cost of standard syringes. Safety syringe devices currently in the market are difficult to use and require hospital training and ongoing inservice. These products do not cover the needle prior to removal from the skin and can pose a danger upon extraction from the patient.

     In contrast to other safety syringes, the CoverTip device s unique design covers the tip of the needle while in the skin and locks in place protecting the healthcare worker during the injection process and during disposal of the used syringe. Use of the CoverTip requires no additional instruction.

     The Company believes that substantial capital barriers may preclude direct entry of the safety products by Medisys in the U.S. Therefore, the Company will likely seek a license arrangement with a major medical company. Foreign markets may offer similar opportunities and are being explored. The Company has received inquiries concerning the CoverTip product from the three largest suppliers of syringes in the United States as well as a health product company, but has elected not to engage in active negotiation of any licensing agreement until FDA clearance has been obtained.

     On March 23, 1998 the Company submitted additional elective test data to the Food and Drug Administration ("FDA") to support its effort to obtain a 510(K) Exemption from Pre-Market approval for CoverTip from the FDA. These tests of over 500 syringe animal injections were rated "excellent" by the investigators and achieved all test goals. The Company believes that the CoverTip safety device should qualify for 510(K) FDA approval based on the fact that to the best of the Company s knowledge all other safety syringes are so classified by the FDA. It is anticipated that favorable approval by the FDA should occur in the second quarter of 1998. Additionally, the Company is developing other safety products including SofDrawTM, fluid collection syringe; BxDrawTM, fine needle biopsy devise; and MultiDrawTM, blood collection system.

  Other Products

     The Company is also presently developing other products termed Other Opportunity Products which may generate revenue for the company. A brief non-inclusive outline of opportunity products available to the Company are as follows:

  MEDISYS VETERINARY OBSTETRICAL TRACTOR

     VetCeps is a veterinary application of the SofCeps obstetrical tractor. The Company enjoys patent protection for veterinary application in bovine (cattle), ovine (sheep), and equine (horse) obstetrics within its original patents. Development thus far has been limited in large measure to the bovine application because of its substantial potential market and because it appears to offer an obvious solution to problems which arise with the use of commonly used steel veterinary obstetrical fetlock chains. The device has been successfully used on both foreleg and hindleg to deliver live and stillborn. This product is now being sold commercially. The Company introduced the device generating sales of approximately 100 units during 1996 to test market
  VetCeps . Sales were discontinued in the first quarter of 1996 because the original product proved to be too large to accommodate the fetlock (leg) of the majority of newborn calves. Subsequently the product was redesigned and is now available in three different sizes to more closely accommodate the majority of newborn calves. The device was reintroduced to the veterinary market in February 1997 and achieved sales of approximately $100,000 in 1997.

  DisKlip  (Lifeline Management System)

     DisKlip ("DisKlip ") is a group of devices used in connection with the standard intravenous administering of medication ("I.V.") and to secure other medical tubing. The DisKlip is a simple, inexpensive, one piece, disposable after single use device which is designed to prevent inadvertent or accidental tug trauma to an I.V. site and to afford the medical provider with an easier and more efficient means of attaching other medical tubing. The Company believes that DisKlip will require little or no personnel training and will result in savings in nursing time, reduction of instances of site inflammation and irritation of vein walls (lumens), reduction of instances of infiltration and veil wall puncture, reduction of risk of sepsis, and reduction of patient discomfort. The Company's expectations with regard to DisKlip have now been verified by multi-hospital field testing. This field testing consisted of actual patient use at several hospitals in Mexico and in the united States as well as application and wear by various Medisys personnel. It also included one market evaluation by potential customers in the Unites States and Mexico. The adhesive backing has been improved to incorporate a foam tape approach that allows for skin breathability and reduced allergic reaction (hypoallergenic). Additional designs are being constructed to accommodate various locations of the body where medical tubing is applied and the company is currently addressing that need through additional research and development.

  Backlog

     The Company has no backlog of the VetCeps , veterinary birth assistance device.

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

  5.  Marketing Plan

     Medisys currently plans to market SofCeps on a direct basis or through a co-marketing arrangement with supplemental sales support from specialized sales representatives. This approach is intended to achieve appropriate marketing activity while minimizing selling expenses. Internationally, the Company plans to distribute Medisys products worldwide through international market development brokers.

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

  Market Analysis - CoverTip

     Currently $2.5 billion of annual sales volume is generated with the use of syringes in the United States with safety syringes purchases during this annual period approximating $300 million of this amount. The penetration rate of safety syringes is driven by concern over the health of the doctors, nurses, and other healthcare professionals as well as cost associated with their care and the testing necessary in response to the occurrence of accidental needle sticks. The rate of accidental needle stick reported by the Center for Disease Control (CDC) was one occurrence for every 250 injections made. While the number of confirmed cases of AIDS contracted accidental dirty needle sticks remains small (less than 100 individuals) the occurrence of hepatitis and other infectious diseases compounds the problem and cumulatively results in tremendous cost, liability, long-term care and productivity losses. Requirements for reporting all accidental dirty needle sticks result in subsequent testing cost for each event from between $250 and $1,020.

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

  Competitive Evaluation

     Within the syringe business in the United States, Becton - Dickenson enjoys the largest market share position approximating 60% of the market. Sherwood Medical a division of Tyco Industries has approximately 30% with the remainder of the market divided among numerous private label as well as foreign companies such as Terumo. The safety syringe market is sub-divided in similar fashion. Over 450 patents have been issued on various types of safety needles and/or syringes. In spite of the proliferation of interest and effort to convert these products, the difficulty in changing behavior of the application technique of the healthcare worker as well as the prohibitive cost (3-5 time standard syringes) has inhibited the penetration of safety syringes into the overall standard syringe marketplace. On March 28, 1998 the Company submitted additional clinical testing to support its application for 510(K) Exemption from Pre-Market approval for CoverTip to the FDA.

  Marketing Plan

     Due to the large capital investment required to manufacture multiple large quantities of the CoverTip product, the primary strategy of the CoverTip selling campaign will be designed to obtain a third party large company partner with the manufacturing distribution resources and expertise needed to rapidly introduce a product with this enormous opportunity.

     The CoverTip safety syringe will address each of the major issues associated with current safety syringes as well as provide benefits over standard intramuscular (IM) syringes. While standard syringes cost between $0.06 and $0.12 each, it is anticipated that the CoverTip safety syringe will be priced at less than $0.20 each. Specific costs will be developed once full production plans are implemented.

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

  Patents and Trade Secrets

     The Company has aggressively pursued obtaining patent rights to those products which it anticipates marketing. The Company is already the owner of twelve U.S. patents protecting the Company's SofCeps , CoverTip , TetCeps, DisKlip , and Re-Ty devices. These consists of U.S. Patent numbers 5122148, 5217467, 5318573,
  5460611, 5496283, 5573539, 5593413, 5632750, 5681290,5687455 (two
  device patents), and 5720727. The Company also owns one letters patent protecting the SofCeps device (no. 669116) from Australia. Eleven of the issued patents are being prosecuted internationally. Three additional U.S. patent applications have resulted in notices of allowability pursuant to which issue fees have been paid, and the Company expects receipt of the final patents shortly. These patents will cover the Company's SofDraw, Multi-Draw, and a third design (Enscoping) of the Re-Ty line of fastener products and will bring the total of issued U.S. Patents to fifteen. Additionally, the Company has pending a mix of seven original and/or CIP applications. The Company also has a backlog of viable proprietary product concepts which meet company development criteria.

     The Company has filed six U.S. trademark applications preserving its right to use the trademarks "SofCeps ", "VetCeps ", the "Medisys " logo, "DisKlip ", SofDerm , and "CoverTip " to identify the various Company products. As the Company proceeds forward with the commercialization of these and other products, U.S. and foreign trademark applications will be filed to protect their product name.

     The Company intends to obtain copyright protection on its product packaging, instruction sheets, and such other Company materials that the Company believes significant to warrant procurement of copyrights.

     The Company has obtained through its research and development efforts during the past five years, a large body of trade secrets relating to the design and construction of SofCeps . In addition, the Company has obtained substantial proprietary business information relating to the manufacturing costs, marketing and selling of the Company's various products.

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

     Additionally, the Company has obtained product liability insurance for the VetCeps product from American Equity Insurance Company. The coverage limit on this policy is $1,000,000 per occurrence with a $1,000,000 general aggregate.

  Government Regulation

     The five primary product concepts of the Company are SofCeps birth assistance device; CoverTip Safety Syringe; VetCeps animal birth assistance device; DisKlip medical tubing fastener system; and Re-Ty cable fastener. The SofCeps and CoverTip are subject to market introduction regulation by the FDA. VetCeps , DisKlip , and Re-Ty are not subject to pre-market regulation by the FDA

     Generally, all medical devices are subject to FDA regulation under the Medical Device Amendments of the Federal Food, Drug and Cosmetic Act and are classified into one of three categories, Class I, Class II or Class III, depending on their intended use and upon the degree of regulation necessary to provide reasonable assurance of their safety and effectiveness. The class into which any specific device is placed determines the requirements that must be met before a manufacturer may distribute the device in interstate commerce. Section 510(K) of the Medical Device Amendments provides for a pre-market notification requirement whereby manufacturers intending to market a new or significantly modified device are required to submit a pre-market notification to the FDA in order to establish substantial equivalence in terms of safety and effectiveness to a device already on the market in the United States prior to 1976, or to a device marketed after that date that has been determined to be substantially equivalent. This notification is required to be submitted at least 90 days prior to introducing the device into interstate commerce, or otherwise holding or offering the device for commercial distribution. No prototype is required, however, additional data from testing may be requested.

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

     However, the fact that the SofCeps device involves the birthing of babies, the Company s approach has been and remains determined to follow a protocol consistent with all FDA guidelines and to complete all good manufacturing practices prior to marketing the product.

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

     The Company believes that the CoverTip safety device should qualify for 510(K) FDA clearance. On March 28, 1998 the Company submitted additional clinical test data to support its 510(K) Exemption from Pre-Market approval previously filed with the FDA.

     Other than the FDA, the Company does not believe that there are any existing or probable governmental regulations that would adversely affect the Company or its business.

     All materials used in Medisys disposable products are standard medical materials compatible with present methods of hospital disposal in accordance with accepted practices and applicable laws.

  Employees

     As of March 31, 1998 the Company employed six full-time individuals, consisting of three executive officers, one VetCeps general manager and two office staff personnel. In addition to its full-time employees, the Company uses the services of certain consultants on a contract basis. These consultants include, William D. Kiesel, a patent attorney and Director of the Company; Carolyn Crochet, an accountant and bookkeeper; Joel Faden, an FDA consultant; and KJS financial consultants. Mr. Kiesel is reimbursed for patent costs and expenses only. Gary Schneberger is a full-time engineering and development consultant who is compensated on an hourly basis, plus expenses. Ms. Crochet is compensated on an hourly basis. Mr. Faden is compensated on an hourly basis as services are needed.

     KJS Consulting was contracted with to consult in March 1998 as a financial advisor and on investor relations matters. KJS was initially retained for 17,500 shares of the Company common stock (restricted) plus expenses.

  Item 2. Properties

     The Company leases office facilities consisting of approximately 3,532 square feet located in Baton Rouge, Louisiana. The lease calls for a monthly payment of $2,942 including utilities and is an annual lease renewable in December of each year. The office is primarily devoted to product development, new product design, VetCeps assembly and marketing, and administrative activities. Additionally, the Company leases 450 square feet of office space in Far Hills, New Jersey at a cost of $1,200 per month. The Company believes that all of its initial requirements for manufacturing, packaging, and storage will be met by its contract manufacturers.

     To support the development efforts without assuming fixed costs, the Company has contracted with Gary Schneberger to coordinate engineering, design specification, prototype manufacturing, cost projections and schedules and to contract with, interface with and manage additional sub-contractors on an "as needed" basis. This association will also aid the Company with the FDA s 510(K) approvals as well as SofCeps prototype development and testing.

  Item 3. Legal Proceedings

     The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

  Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company s
  Securities Holders during the fourth quarter of the Company s fiscal year ended December 31, 1997.

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

     The following table sets forth the range of high and low bid prices of the Common Stock for each calendar quarterly period since the first quarter of 1996 as reported by the National Quotation Bureau, Inc. ( NQB ). Prices reported by the NQB represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

                            High           Low
   1996
        First Quarter       4.18           1.50
        Second Quarter      5.12           3.87
        Third Quarter       4.25           3.00
        Fourth Quarter      3.25           1.87
   1997
        First Quarter       2.44           1.12
        Second Quarter      1.94            .87
        Third Quarter       1.47            .56
        Fourth Quarter      1.19            .44

      As of December 31, 1997 there were approximately 453 holders of record of the Company s Common Stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The Company estimates that in excess of 1,000 shareholders of the Company hold their shares in the name of broker-dealers.

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

  Results of Operations

     The net loss for the year ended December 31, 1997 increased 40% to $2,092,689 when compared to the corresponding 1996 period. These results continue to be primarily attributed to the costs associated with the Company s increased effort to develop its products.

     Operating expenses for the year ended December 31, 1997
  ("1997") increased 28% when compared to the corresponding 1996 period, primarily attributed to increases for 1997 in the following items: cost of product sold (from $1,267 in 1996 to $29,797 in 1997) related to the marketing of the Company's initial product; product research and development (32% increase) reflecting the Company's continuing development of new and existing products; professional services (74% increase) due to payments made in the Company's stock for services rendered; and general and administrative expenses (7% increase) due to normal increases in general business expenses. This increase was partially offset by the 7% decrease in salaries due to a reduction of staff. Because available funding decreased in 1997, the Company used both cash and its common stock to pay for its ongoing research and development. Available development funds were focused and allocated primarily to VetCeps , CoverTip , and other safety products, DisKlip and Re-Ty .

     Prior to 1997, work on products under development was performed in-house, with the exception of prototype work performed by TechniMark, Inc. in Clearwater, Florida.



  Liquidity and Capital Resources

     Historically, the Company s working capital needs have been satisfied through its financing activities including private loans and raising capital through the sale of securities. Working capital as of December 31, 1997 was a negative $780,243 as compared to working capital of $198,112 as of December 31, 1996. The decrease in working capital from 1996 to 1997 is primarily attributable to a decrease in the Company s cash balance of $667,426 due to minimal financing activities by the Company in 1997.

     The Company raised over $400,000 in cash and cash commitments in 1997 though a convertible debenture. This debenture was subscribed to by the Company's officers and directors and five other investors. The proceeds from the debenture plus VetCeps revenue has provided the capital to continue the Company's operations.

     Net cash used by operations for the year ended December 31, 1997 decreased to $876,853 compared to net cash used of $1,223,232 for the comparable 1996 period. This decrease is attributed to the issuance of common stock for services rendered and increase in deferred expenses, partially offset by the increased loss in 1997. Net cash from financing activities for the year ended December 31, 1997 was $310,945 compared to $1,927,560 for the comparable 1996 period, primarily due to the decreased sale of common stock in 1997.

     The Company is currently technically in default on three notes payable to various individuals totaling $34,500. One of the three notes calls for monthly payments of $500 which the Company continues to pay. Neither of the other two note holders have demanded repayment and the Company continues to accrue interest on all outstanding notes payable.

     As of December 31, 1997 the Company had total assets of $497,884 and stockholders deficit of $591,046. In comparison, as of December 31, 1996 the Company had total assets of $1,051,500 and total stockholders equity of $558,106. The 53% decrease in total assets for the year ended December 31, 1997 is primarily due to reduction of cash realized from the Company s financing activities.

     Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations until some time in the second quarter of 1998. Management estimates that its current level of operations require approximately $50,000 per month in cash based upon average monthly cash flows during the fourth quarter of 1997. Unless the Company is able to substantially increase current sales of its products during early 1998 or is able to raise additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage during the third quarter of 1997. The Company intends to seek additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. As of the date hereof, the Company has not entered into any firm agreements or understandings for the raising of capital from public or private sources. If sales revenue from the Company s products under development are not adequate to fund the Company s future operations and it is unable to secure financing from the sales of its securities or from private lenders, the Company could experience additional losses which could curtail the Company s operations. The continuation as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

  Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to secure additional financing, the development of the Company's existing and new products, the potential market for the Company's products, competitive factors, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

  Item 7. Financial Statements and Supplementary Data

     The Company s Consolidated Balance Sheet as of December 31,
  1997 and the related Consolidated Statements of Operations, Stockholders Equity, and Cash Flows for the years ended December 31, 1997, and 1996, and from inception on January 21, 1991 through December 31, 1997 have all been examined to the extent indicated in their report by Jones, Jensen & Company, independent Certified Public Accountants, and have been prepared in accordance with generally accepted accounting principals and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                     INDEPENDENT AUDITORS' REPORT


  The Board of Directors
  Medisys Technologies, Inc. and Subsidiary
  (Development Stage Companies)
  Salt Lake City, Utah

  We have audited the accompanying consolidated balance sheet of Medisys Technologies, Inc. and Subsidiary (development stage companies) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1997, and 1996 and from inception on January 21, 1991 through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medisys Technologies, Inc. and Subsidiary (development stage companies) as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997, and 1996 and from inception on January 21, 1991 through December 31, 1997 in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has incurred significant losses since inception relating to its research and development efforts and has had no significant operating revenues, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



  Jones, Jensen & Company
  Salt Lake City, Utah
  April 9, 1998

               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
                      Consolidated Balance Sheet


                                ASSETS

                                                      December 31,
                                                         1997
  CURRENT ASSETS

    Cash                                          $      2,178
    Accounts receivable, net (Note 1)                   11,005
    Inventory (Note 1)                                  21,004
    Prepaid expenses                                    21,500

        Total Current Assets                            55,687

  FIXED ASSETS

    Leasehold improvements                               2,195
    Furniture and equipment                             76,946
    Leased equipment                                    10,010
    Accumulated depreciation                           (51,050)

        Total Fixed Assets                              38,101

  OTHER ASSETS

    Deferred offering costs                              2,250
    Security deposits                                    4,000
    Patent and trademark costs, net (Note 1)           397,535
    Organizational costs (Note 1)                          311

        Total Other Assets                             404,096

        TOTAL ASSETS                              $    497,884

              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
                Consolidated Balance Sheet (Continued)


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    December 31,
                                                       1997

  CURRENT LIABILITIES

    Accounts payable                              $    391,257
    Accrued expenses (Note 3)                          361,092
    Payable-stockholders (Note 2)                       49,081
    Notes payable (Note 4)                              34,500

        Total Current Liabilities                      835,930

  LONG-TERM DEBT

    Notes payable  - less current portion (Note 2)     253,000

        Total Long-Term Debt                           253,000

        TOTAL LIABILITIES                            1,088,930

  COMMITMENTS AND CONTINGENCIES (Note 5)

  STOCKHOLDERS' EQUITY (DEFICIT) (Notes 6 and 7)

    Common stock: 100,000,000 shares
     authorized of $0.0005 par value,
     13,120,810 shares issued  and outstanding           6,560
    Additional paid-in capital                       6,373,102
    Stock subscriptions receivable (Note 6)           (175,000)
    Deficit accumulated during the development stage(6,795,708)

        Total Stockholders' Equity (Deficit)          (591,046)

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $497,884

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                     Consolidated Statements of Operations

                                                              From
                                                           Inception on
                                                            January 21,
                                    For the Years Ended    1991 through
                                         December 31,      December 31,
                                         1997        1996       1997

REVENUES                             $ 97,634   $    2,182  $   102,618

OPERATING EXPENSES

  Cost of product sold                 29,797        1,267       31,638
  Product research and development    654,629      496,446    2,339,217
  Professional services               474,263      272,161    1,222,733
  Salaries                            271,720      290,857    1,310,626
  Depreciation and amortization        27,898       25,548      129,372
  General and administrative          371,094      348,186    1,372,939

     Total Operating Expenses       1,829,401    1,434,465    6,406,525

     OPERATING LOSS                (1,731,767)  (1,432,283)  (6,303,907)

OTHER INCOME (EXPENSES)

  Gain on sale of asset                13,042         -          13,042
  Interest income                       5,851       13,194       19,045
  Interest expense                   (379,142)     (26,566)    (469,788)
  Bad debt expense                       (673)     (53,070)     (54,100)

     Total Other Income (Expenses)   (360,922)     (66,442)    (491,801)

LOSS BEFORE INCOME TAXES           (2,092,689)  (1,498,725)  (6,795,708)

INCOME TAXES                             -            -            -

NET LOSS                          $(2,092,689) $(1,498,725) $(6,795,708)

NET LOSS PER SHARE OF COMMON STOCK$     (0.17) $     (0.13)


                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
           Consolidated Statements of Stockholders' Equity (Deficit)


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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                      Deficit
                                                                    Accumulated
                                                        Additional   During the
                                         Common Stock     Paid-In    Development
                                     Shares      Amount   Capital      Stage

Balance, December 31, 1995         10,797,140  $   5,399 $3,060,938 $(3,204,294)

Issuance of common stock for
 cash at a price of $1.50 per share 1,342,331        670  2,012,830        -

Common stock offering costs              -          -       (85,420)       -

Issuance of common stock for
 consulting and professional
 services rendered at an average
 price of $3.39 per share              36,769         17    124,687        -

Issuance of common stock from
 exercise of common stock
 warrants at $1.50 and $1.25
 per share                             41,700         21     52,529        -

Issuance of common stock in
 satisfaction of note payable
 at $2.80 per share                    20,000         10     55,990        -

Issuance of common stock for
 warrants exercised at $1.75 per
 share for subscription receivable    100,000         50    174,950        -

Common stock warrants issued for
 extension of payable payment            -           -       33,454        -

Net loss for the year ended
 December 31, 1996                       -           -          -    (1,498,725)

Balance, December 31, 1996         12,337,940   $   6,167 $5,429,958$(4,703,019)

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                      Deficit
                                                                     Accumulated
                                                          Additional  During the
                                        Common Stock       Paid-In   Development
                                      Shares     Amount    Capital     Stage

Balance, December 31, 1996         12,337,940  $   6,167 $5,429,958 $(4,703,019)

Issuance of common stock for
 cash at an average price of
 $1.27 per share                      130,000         65    164,935        -

Common stock offering costs              -          -       (85,420)       -

Issuance of common stock in
 satisfaction of note payable
 at $0.78 per share                    8,572           4      6,718        -

Issuance of common stock for
 consulting and professional
 services rendered at an
 average price of $1.33 per
 share                               644,298         324    856,911        -

Net loss for the year ended
 December 31, 1997                      -           -          -     (2,092,689)

Balance, December 31, 1997        13,120,810   $   6,560 $6,373,102 $(6,795,708)

                    MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                      Consolidated Statements of Cash Flows


                                                                  From
                                                               Inception on
                                                               January 21,
                                        For the Years Ended    1991 Through
                                            December 31,        December 31,
                                         1997         1996         1997
CASH FLOWS FROM OPERATING
  ACTIVITIES

 Loss from operations                $(2,092,689) $(1,498,725) $(6,795,708)
 Adjustments to reconcile net
  income to net cash provided (used)
  by operating activities:
   Operating expenses paid by
    issuance of common stock             857,235      124,704    1,165,806
   Common stock options and
     warrants for services                  -          33,454      211,254
   Depreciation and amortization          27,898       25,548      129,372
   Allowance for doubtful accounts           648       53,070       53,718
 Changes in operating assets
   and liabilities:
   (Increase) decrease in accounts
     receivable                          (11,653)         870      (11,653)
   (Increase) decrease in inventory      (12,433)      (4,145)     (21,004)
   (Increase) decrease in prepaid
    expenses                             (14,503)       7,976      (21,500)
   (Increase) decrease in other assets    (2,250)        -          (2,250)
   (Increase) decrease in loans
    receivable - stockholders               -           5,007         -
   (Increase) decrease in security deposits -            (859)      (4,000)
   (Increase) decrease in organizational
    costs                                   -            -            (311)
   Increase (decrease) in accounts
    payable                              115,243      137,033      391,257
   Increase (decrease) in accrued
     expenses                            255,651     (107,165)     361,092

       Net Cash (Used) by Operating
         Activities                     (876,853)  (1,223,232)  (4,543,927)

CASH FLOWS FROM INVESTING ACTIVITIES

 Increase in patent costs               (101,831)     (91,053)    (398,929)
 Acquisition of subsidiary                  -            -         (40,673)
 Purchase of fixed assets                (10,853)     (25,820)     (94,700)
 Disposal of fixed assets                 11,166         -          11,166

     Net Cash (Used) by Investing
       Activities                    $  (101,518)   $(116,873)  $ (523,136)

                    MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                Consolidated Statements of Cash Flows (Continued)


                                                                      From
                                                                  Inception on
                                                                    January 21,
                                            For the Years Ended   1991 Through
                                                December 31,       December 31,
                                                1997     1996          1997

CASH FLOWS FROM FINANCING ACTIVITIES

   Payments of stock offering costs        $ (85,420) $ (60,100)  $  (175,809)
   Proceeds from capital lease                  -          -           10,010
   Payments on capital lease                    -        (1,444)      (10,010)
   Payments on contracts payable             (20,577)   (13,132)      (62,400)
   Borrowings from stockholders                3,100     42,782       493,570
   Borrowings from notes payable                -          -          338,500
   Payment on loans payable - stockholders      -          -          (20,984)
   Payment on notes payable                   (4,158)  (106,596)     (141,277)
   Stock subscriptions receivable               -          -          (53,427)
   Issuance of common stock                  165,000  2,013,500     4,131,518
   Proceeds from sale of  stock options      253,000       -          507,000
   Proceeds from exercise of common stock
     options                                    -        52,550        52,550

       Net Cash Provided by Financing
           Activities                        310,945  1,927,560     5,069,241

 NET INCREASE (DECREASE) CASH AND
  CASH EQUIVALENTS                          (667,426)   587,455         2,178

 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                        669,604     82,149          -

 CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                 $  2,178  $ 669,604    $    2,178

 SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

     CASH PAID FOR

      Income taxes                          $   -     $    -       $     -
      Interest                              $ 13,718  $   9,932    $   56,898

 NON CASH FINANCING ACTIVITIES
     Purchase of automobiles on contract    $   -     $    -       $   62,400
     Conversion of stockholder loans to
      equity                                $   -     $  56,000    $  599,294
     Stock issued in payment of operating
      expenses                              $857,235  $ 124,704    $1,165,806

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


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

        c. Patent and Trademark Costs

        The capitalized costs of obtaining patents consists of legal fees and associated filing costs. These patent costs will be amortized over the shorter of their legal or useful lives. The Company has numerous patents in various stages of development and the application process. Several patents have been granted but are being developed further in a continuation-in-part (CIP) status until the development of a commercial product is complete, the related product has received FDA (Food and Drug Administration) approval and is in a marketable condition ready for sale. Once patents have been granted, FDA approval obtained, and sales commenced, no further costs associated with the patent are capitalized. As of December 31, 1997, the Company did have one patented product for which sales have commenced with the related costs being amortized over the estimated useful life of the patent. Management has determined that estimated future cash flows from this product will be sufficient to recover the capitalized basis of the costs associated with that patent. The other patents for which costs have been capitalized are considered to have continued viability according to management of the Company with no significant events occurring which would impair the value of the capitalized costs associated with the individual patents.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


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

        f. Income Taxes

        No provision for federal income taxes has been made at December 31, 1997 and 1996 due to accumulated operating losses. The minimum state franchise tax has been accrued.

        The Company has accumulated approximately $6,783,632 of net operating losses as of December 31, 1997, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire as follows:

                   Year of                      Net Operating
                   Expiration                   Loss

                   2006                        $    8,667
                   2007                           267,504
                   2008                           800,372
                   2009                           959,825
                   2010                         1,159,850
                   2011                         1,496,725
                   2012                         2,090,689

                                               $6,783,632

        In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


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

        i. Inventory

        Inventory is medical products held for sale which are carried at the lower of cost or market value using the first-in first-out method.

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

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

        n.  Accounts Receivable

        Accounts receivable are shown net of the allowance for doubtful accounts of $648.

NOTE 2 - PAYABLE - STOCKHOLDERS

        From time to time the Company receives advances from certain stockholders for the purpose of providing funds for the Company's operating expenditures. The Company has also advanced funds to stockholders. The outstanding balances of these advances fluctuates during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At December 31, 1997, there was a balance outstanding payable to stockholders totaling $49,081

        The Company also has notes payable to various shareholders in the aggregate of $253,000. The notes bear interest at 10% per annum, are unsecured and are due in 1999.

NOTE 3 - ACCRUED EXPENSES

        Accrued expenses at December 31, 1997 consist of the following:

             Payroll taxes payable                     $     673
             Accrued salaries and directors fees         307,627
             Accrued interest payable                      9,101
             Contract labor payable                        2,873
             Finance charge                               11,615
             Accrued expenses - other                     29,203

                                                       $ 361,092

        The accrued salaries and directors fees are to be paid over the next 24 months or when the Company is adequately financed.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996

NOTE 4 - NOTES PAYABLE

        Notes payable consisted of the following:              December 31,
                                                                   1997
        Note payable to Richard L. Apel, unsecured, dated
        November 2, 1993 at 8%; principal and interest
        delinquent since August 18, 1994.                        $  12,500

        Note payable to Cynthia F. Vatz, unsecured, dated October
         19, 1993 at 8%; principal and interest delinquent since
         August 18, 1994.                                           12,500

        Note payable to Abraham B. and Edele Eckstein, unsecured,
         dated March 1, 1995 which replaces an October 6, 1993 note at 8%; monthly payments of $500 commencing March 1, 1995
         with a single balloon payment for the remaining balance plus
         interest delinquent since March 1, 1996.                   9,500
             Total                                                 34,500

             Less current portion                                 (34,500)

             Total Long-Term Portion                            $    -

        These notes payable are in default. None of the related note holders have demanded repayment and the Company is in the process of negotiating repayment terms. The Company continues to pay the $500 monthly installments on the one note payable to Mr. and Mrs. Eckstein and continues to accrue interest on these and all outstanding notes payable. 8,572 shares of common stock were issued in partial payment of this note in 1997.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

        During 1996, the Company adopted a Simplified Employee Pension
        (SEP) Plan. The Plan enables the Company to make an annual discretionary contribution to be allocated to employees on a prorata basis according to their compensation for the year. In addition, employees have the option to make voluntary Retirement Savings Contributions in amounts not to exceed 15% of their annual compensation. The Company elected to not make a contribution for the year ended December 31, 1997. The Company has no other bonus, profit sharing or deferred compensation plans for the benefit of its employees, officers or directors except if discussed elsewhere.

        On January 21, 1993, the Company entered into three-year employment agreements with each of Edward P. Sutherland, Gary Alexander, and Jerry Phipps. These contracts expired on January 21, 1996 and were not renewed. The Company entered into employment agreements with Edward P. Sutherland and Kerry Frey on September 3, 1996 and September 4, 1996, respectively, pursuant to which they will receive annual salaries of $150,000 and $144,000, respectively. These employment agreements expired on December 31, 1997.

        Any additional compensation to these employees is to be in the form of an annual cash bonus or the granting of stock options at the discretion of the Board of Directors not to exceed 50% of their annual compensation.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

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

        On October 1, 1996, the Company entered into an agreement to lease 450 square feet of office space in Far Hills, New Jersey at a cost of $1,000 per month, including utilities, for an annual cost of $12,000. The New Jersey lease expired on July 31, 1997.

NOTE 6 - COMMON STOCK

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

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 6 - COMMON STOCK (Continued)

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

        The Company conducted a private placement of its common stock during 1996. 1,342,331 shares of restricted common stock were sold at $1.50 per share resulting in total cash proceeds of $2,013,500. 1,192,331 of the shares sold carry with them a warrant to purchase one additional share of common stock at $1.50 per share (see Note 7). $85,420 of costs were incurred in connection with this offering and have been deducted from additional paid-in capital in the accompanying consolidated financial statements.

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

        During 1996, warrants representing 40,000 and 1,700 shares of common stock were exercised at prices of $1.25 and $1.50 per share, respectively, generating cash proceeds to the Company totaling $52,550. See Note 7 regarding common stock warrants.

        In July 1996, 20,000 shares of restricted common stock were issued by the Company as payment of a $50,000 note payable along with accrued interest of $6,000 resulting in a per share price of $2.80.

        During 1996, the Company also issued 100,000 shares of restricted common stock upon the exercise of common stock warrants representing the same number of shares, having an exercise price of $1.75 per share. Payment for the common stock was made with a non-interest bearing four year promissory note. The related shares are being held by the Company as collateral for the promissory note. The shares have ben reflected as issued and outstanding with a corresponding $175,000 stock subscription receivable reflected as a reduction of stockholders' equity.

        During 1997, the Company issued 10,000 shares of its common stock and 120,000 shares for cash at $1.50 and $1.25 per share, respectively. The Company issued 8,572 shares of its common stock in partial settlement of a note payable and accrued interest of $6,722. The Company issued a total of 644,298 shares of its common stock for services. The services were valued at the trading price of the shares when they were issued.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 7 - COMMON STOCK WARRANTS

        As of December 31, 1997, the Company had outstanding warrants for the issuance of common stock as follows:

       Number of   Date       Expiration      Exercise        Estimated
       Shares      Issued       Date            Price          Proceeds
       557,000     1994         1998       $        1.5625  $   870,313
       591,000     1995       1998-2005    $1.125 - $2.625    1,124,250
     2,711,584     1996       1999-2001    $  1.00 - $4.25    7,009,476
       739,821     1997       1999-2002    $ 1.00 - $1.875    1,063,493

                                                            $10,067,532

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

       During the period August through December 1997, the Company issued a total of 23,102 common stock warrants having exercise prices between $1.00 and $3.50 per share at a time when the fair market price of the underlying common stock was $2.75 to $3.50 per share. The aggregate difference between the exercise price and fair market value of the common stock totaling $33,454 has been reflected as professional services with a corresponding charge to additional paid-in-capital.

       All common stock warrants issued in 1997 had exercise prices at or above the trading price of the shares.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996


NOTE 7 - COMMON STOCK WARRANTS(Continued)

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

NOTE 8 - COMMON STOCK OPTIONS

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

NOTE 9 - GOING CONCERN

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

                                 PART III

Item 9.     Directors and Executive Officers of the Registrant

  The Executive Officers and Directors of the Company are as follows:

Name                      Age            Position
Edward P. Sutherland       51    Chairman, Chief Executive
                                  Officer and Director
Kerry M. Frey              52    President, Chief Operating
                                 Officer and Director
Gary E. Alexander          53    Vice President, Chief Technology
                                  Officer and Director
William D. Kiesel          53    Corporate Secretary and Director
Dr. Timothy Andrus         48    Director
Jane Cooper                43    Director
Dr. Robert L. diBenedetto  70    Director

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

  The four principal managers of the Company are:

  EDWARD P. SUTHERLAND is the Chairman/CEO and a co-founder of the Company. Mr. Sutherland received a Bachelor of Arts Degree from Louisiana State University in 1968, and a Juris Doctor Degree from Louisiana State University in 1974. He was in private law practice from 1974 until he co-founded the Company in 1992. Mr. Sutherland has over 25 years of business, professional and personnel management expertise in the private and public sector including over five years of experience in forming, developing and managing a start-up company in the medical R&D industry. His background includes strategic planning, financing, administration, policy formulation and execution, personnel education, general office management, bookkeeping, taxation, and interface with governmental agencies including the FDA and the Securities and Exchange Commission (SEC). While practicing as an attorney, Mr. Sutherland also developed a comprehensive background in hospital and medical practice, and product liability litigation.

  KERRY M. FREY, President and Chief Operating Officer has over
22 experience in the health care industry. Mr. Frey became an Officer and a Director of the Company in November 1994. Mr. Frey received a Bachelor of Arts Degree from Southeastern Louisiana University in 1969. His background includes marketing and sales, as well as general management. Mr. Frey was associated with Johnson and Johnson Hospital Services for ten years in the development of multi-company corporate marketing programs and services. He served as Vice President of Marketing as well as VP of Sales. Mr. Frey has coordinated strategic assessment of the dynamic healthcare market, including managed care, integrated provider systems and healthcare reform. He led the development of corporate value added marketing programs for multi-hospital groups, large regional hospital systems, surgical supply distributors and service marketing programs for Johnson & Johnson in the professional healthcare marketplace. Previous consulting assignments have included integrated healthcare systems such as the General Health System and the Florida Hospital; futuristic health delivery planning with Walt Disney Development Company. He also consulted for Qualitycare, Inc., a medical distributor company, and has served on the boards of a medical software company and a start-up minority distributor.

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

  JANE COOPER became a Director of the Company in May 1996.
Ms. Cooper is the founder, President, and CEO of Healthcare Advantage, Inc., a regional managed care company headquartered in New Orleans, Louisiana. Healthcare Advantage offers a variety of managed care products including Advantage Health Plan, a commercial HMO and a Medicare HMO, and serves over 325,000 members in eight
states.    Recently, Ms. Cooper became an independent health care
consultant. Originally from Wisconsin, Ms. Cooper attended Augustana College for her undergraduate work and received her Master s Degree from the University of Illinois. Since 1982 Ms. Cooper has worked in the managed care industry and has been in managed care in New Orleans since 1985. Ms. Cooper is on the executive Committee of the Louisiana Managed Healthcare Association
(LMHA) and is on the Board of Directors and serves as Secretary of the American Association of PPO s (AAPPO).

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

Section 16(a) Beneficial Ownership Reporting Compliance

  Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not filed on a timely basis and will be submitted to the Securities and Exchange Commission.

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

Item 10.    Executive Compensation

  The following table sets forth all cash compensation actually paid (and not deferred) by the Company for services rendered to the Company for the years ended December 31, 1995, 1996, and 1997 to the Company s Chief Executive Officer, Chief Technical Officer, and Chief Operating Officer. The total compensation for the remaining Executive Officers is not reported as it did not meet the threshold for required reporting.

                       Summary Compensation Table

Name and                                     Other     All Other
Principal      Year      Salary    Bonus     Annual    Compensation
Position

Edward P.       1995   $ 118,156   $ -0-     $ -0-     $    -0-
Sutherland,     1996     150,000     -0-       -0-        33,315
C.E.O.          1997      56,621     -0-       -0-        17,930

Gary Alexander, 1995     116,526     -0-       -0-           -0-
C.T.O.          1996     108,000     -0-       -0-        34,257
                1997      43,771     -0-       -0-        17,865

Kerry M. Frey,  1995       -0-       -0-       -0-        53,000
President and   1996     144,000     -0-       -0-        45,553
C.O.O.          1997      52,750     -0-       -0-        19,644
________________________
(1) 1997 Other Compensation includes amounts paid in 1997 that relate to deferred salary accruals from prior years as follows: $17,930 for Mr. Sutherland; $17,865 for Mr. Alexander; and $19,644 for Mr. Frey. As of December 31, 1997 the Company has accrued salaries and directors fees of $290,307 as disclosed in Note 3 to the Consolidated Financial Statements contained elsewhere in this Form 10-KSB.

Employment Agreements

  The Company entered into employment agreements with Edward P. Sutherland and Kerry Frey on September 3, 1996 and September 4, 1996 respectively, pursuant to which they will receive annual salaries of $150,000 and $144,000, respectively. These employment agreements expired on December 31, 1997. Any additional compensation to these employees is to be in the form of an annual cash bonus not to exceed 50% of their annual compensation or the granting of stock warrants or options at the discretion of the Board of Directors.

  No salaries, wages or bonuses have been paid to any of the officers since April 1997. The officers have voluntarily accrued their salaries and bonuses on a month to month basis. in addition, the officers subscribed to the Company's private placement debenture committing to pay in to the Company a combined total of $120,000. As of December 31, 1997, $58,000 of that total had been paid in by the Company's officers.

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management

  The following table sets forth information, to the best knowledge of the Company, as of December 31, 1997, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address of     Number of Shares    Percentage  Number of        Average
 Beneficial Owner      Beneficially Owned    Ownership  Warrants Owned  Exercise
                                                                          Price

Gary E. Alexander *
9624 Brookline Avenue
Baton Rouge, LA 70809       1,367,201(2)         8 %      205,800         $1.61

Robert McNamee
1398 Oakley Drive
Baton Rouge, LA 70806       1,205,826(3)         7 %      358,633          3.31

Jerry Phipps
7530 Old Sturbridge Ln.
Baton Rouge, LA 70806       1,215,826(4)         7 %      473,632          2.91

Robert L. diBenedetto *
781 Colonial Drive
Baton Rouge, La 70806         961,480(5)         5 %      407,000          2.64

William D. Kiesel *
2355 Drusilla Lane
Baton Rouge, LA 70809       1,295,563(6)         7 %      655,166          2.42

Edward P. Sutherland *
9624 Brookline Avenue
Baton Rouge, LA 70809         955,756(7)         6 %      243,000          1.58

Kerry Frey *
9624 Brookline Avenue
Baton Rouge, LA 70809         661,138(8)         4 %       87,400          1.79

Jane Cooper *
9624 Brookline Avenue
Baton Rouge, LA 70809         10,100(9)         .01%        5,000          4.25

Timothy Andrus *
9624 Brookline Avenue
Baton Rouge, LA 70809         60,982(10)        .03%       44,982          1.14

Directors and officers
as a group (7 persons)     7,773,872(11)         44%    2,480,613          2.49


*      Director
** Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1) As of December 31, 1997, there were 13,120,810 shares of common stock outstanding, which figure does not take into consideration stock purchase warrants owned by certain officers, directors and shareholders, entitling the holders to purchase an aggregate of 4,564,206 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, as of the date hereof, 17,685,016 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 1997 and assumes the exercise of stock purchase warrants held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 205,800 shares which may be acquired by Mr. Alexander pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.61 per share.
(3) Includes 847,193 shares held in the name of Robert W. and Geraldine McNamee and 358,633 shares which may be acquired by Mr. McNamee pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $3.31 per share.
(4) Includes 518,362 shares held in the name of Jerry L. and Barbara D. Phipps and 473,632 shares which may be acquired by Mr. Phipps pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $2.91 per share.
(5) Includes 407,000 shares which may be acquired by Dr. diBenedetto pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $2.64 per share.
(6) Includes 655,166 shares which may be acquired by Mr. Kiesel pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $2.42 per share, of which 300,000 warrants are held in the name of Roy, Kiesel & Tucker and 10,000 warrants are held in the name of Nu Vue Corp.
(7) Includes 349,600 shares held in the name of Diana B. Sutherland, wife of Edward P. Sutherland and 243,000 shares which may be acquired by Mr. Sutherland pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.58 per share.
(8) Includes 87,400 shares which may be acquired by Mr. Frey pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.79 per share.
(9) Includes 5,000 shares which may be acquired by Ms. Cooper pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $4.25 per share.
(10) Includes 44,982 shares which may be acquired by Dr. Andrus pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.14 per share.
(11) Includes 2,480,613 shares which may be acquired by the Company's officers and directors pursuant to the exercise of stock purchase warrants exercisable within sixty days at exercise prices ranging from $1.00 to $4.25 per share.

Item 12.    Certain Relationships and Related Transactions

  On August 6, 1992 the Company, a publicly traded entity known as Whitewater Products, Ltd., entered into a certain Acquisition Agreement and Plan of Reorganization (the "Agreement") with Medisys Technologies, Inc., a privately held Louisiana corporation ("Medisys-Louisiana"). Prior to entering into the Agreement, the Company was engaged in only minimal activities and Medisys-Louisiana was engaged in the research and development of SofCeps. As per the terms of the Agreement, the Company acquired all the issued and outstanding shares of common stock of Medisys-Louisiana in exchange solely for 9,250,000 shares of the Company's authorized but previously outstanding Common Stock, issued to the shareholders of Medisys-Louisiana and their designees. Medisys-Louisiana became a wholly owned subsidiary of the Company and the Company changed its corporate name to Medisys Technologies, Inc., under the laws of the State of Utah. For accounting purposes, the transaction has been treated as a recapitalization of the Company, or reverse acquisition, with Medisys-Louisiana deemed the acquirer.

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


 *   Previously filed as Exhibit to Form 10-SB.


(b)       No reports on Form 8-K were filed during the three month
                    period ended December 31, 1997.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MEDISYS TECHNOLOGIES, INC.



                                        BY: Edward P. Sutherland
                                                (Signature)
                                             EDWARD P. SUTHERLAND
                                        Chairman and Chief
                                        Executive Officer
                                        DATE:     April 15,1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        BY:  Edward P. Sutherland
                                                  (Signature)
                                             EDWARD P. SUTHERLAND
                                        Chairman, Chief Executive
                                        Officer and Director
                                        DATE:     April 15,1998


                                        BY:  Gary E. Alexander
                                                  (Signature)
                                             Gary E. Alexander
                                        Vice President, Chief
                                        Technology Officer and
                                        Director
                                        DATE:     April 15,1998



                                        BY:  Kerry M. Frey
                                             (Signature)
                                             KERRY M. FREY
                                        President, Chief
                                        Operating Officer  and
                                        Director
                                        DATE:     April 15,1998



                                        BY:  William David Kiesel
                                                  (Signature)
                                             WILLIAM DAVID KIESEL
                                        Corporate Secretary  and
                                        Director
                                        DATE:     April 15,1998