Form 10QSB
period 1998-03-31
MEDISYS TECHNOLOGIES INC
filed 1998-05-21
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

                   For the Quarter Ended March 31, 1998

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

APPLICABLE ONLY TO CORPORATE ISSUER S

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

          Class                            Outstanding as of March 31, 1998

     Common Stock,                                     13,120,810
Par Value $0.0005 per value

Transitional Small Business Disclosure Format (check one):
Yes [   ];  No [ X ]

                        MEDISYS TECHNOLOGIES, INC.

                             TABLE OF CONTENTS

                                                            Page
PART I

     Item 1.  Financial Statements . . . . . . . . . . .     3

     Item 2.  Management s Discussion and Analysis or Plan
              of Operation . . . . . . . . . . . . . . .    22

PART II

     Item 1.  Legal Proceedings. . . . . . . . . . . . .    24

     Item 2.  Changes in Securities. . . . . . . . . . .    24

     Item 3.  Defaults Upon Senior Securities. . . . . .    24

     Item 4.  Submissions of Matters to a Vote of Security
              Holders. . . . . . . . . . . . . . . . . .    24

     Item 5.  Other Information. . . . . . . . . . . . .    24

     Item 6.  Exhibits and Reports on Form 8-K . . . . .    24

SIGNATURES     . . . . . . . . . . . . . . . . . . . . .    25

                                  PART I

Item 1.  Financial Statements

  The following unaudited Financial Statements for the period ended March 31, 1998, have been prepared by the Company.












                       Medisys Technologies, Inc.
                      (a Development Stage Company)

                    Consolidated Financial Statements

                             March 31, 1998

                 MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                        Consolidated Balance Sheets


                                  ASSETS

                                        March 31,     December 31,
                                           1998          1997
                                       (Unaudited)
CURRENT ASSETS

  Cash                                $    11,736   $     2,178
  Accounts receivable, net (Note 1)         7,442        11,005
  Inventory (Note 1)                        6,493        21,004
  Prepaid expenses                         21,500        21,500
  Loans to officers                         2,500          -

      Total Current Assets                 49,671        55,687

FIXED ASSETS

  Leasehold improvements                    2,195         2,195
  Furniture and equipment                  76,946        76,946
  Leased equipment                         10,010        10,010
  Accumulated depreciation                (55,007)      (51,050)

      Total Fixed Assets                   34,144        38,101

OTHER ASSETS

  Deferred offering costs                   2,250         2,250
  Security deposits                         4,000         4,000
  Patent and trademark costs,
   net (Note 1)                           397,997       397,535
  Organizational costs (Note 1)               311           311

      Total Other Assets                  404,558       404,096

      TOTAL ASSETS                    $   488,373   $   497,884

                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                       (Development Stage Companies)
                  Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                         March 31,   December 31,
                                           1998          1997
                                       (Unaudited)

CURRENT LIABILITIES

  Accounts payable                    $   369,851   $   391,257
  Accrued expenses (Note 3)               482,354       361,092
  Payable-stockholders (Note 2)            49,081        49,081
  Notes payable (Note 4)                   33,222        34,500

      Total Current Liabilities           934,508       835,930

LONG-TERM DEBT

  Notes payable  - less current portion
    (Note 2)                              350,000       253,000

      Total Long-Term Debt                350,000       253,000

      TOTAL LIABILITIES                 1,284,508     1,088,930

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 6 and 7)

  Common stock: 100,000,000 shares
   authorized of $0.0005 par value,
   13,120,810 shares issued
   and outstanding                          6,560         6,560
  Additional paid-in capital            6,373,102     6,373,102
  Stock subscriptions receivable
    (Note 6)                             (175,000)     (175,000)
  Deficit accumulated during the
    development stage                  (7,000,797)   (6,795,708)

    Total Stockholders' Equity (Deficit) (796,135)     (591,046)

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)               $   488,373   $   497,884

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                     Consolidated Statements of Operations
                                 (Unaudited)

                                                             From
                                                         Inception on
                                           For the         January 21,
                                     Three Months Ended   1991 through
                                           March 31,         March 31,
                                        1998       1997        1998

REVENUES                             $ 19,993  $  38,873  $   122,611

OPERATING EXPENSES

  Cost of product sold                  4,561      7,880       36,199
  Product research and development     75,625    193,395    2,351,842
  Professional services                27,830     26,548    1,250,563
  Salaries                             58,800     65,012    1,432,426
  Depreciation and amortization         3,957      6,021      133,329
  General and administrative           53,181    136,340    1,426,120

     Total Operating Expenses         223,954    435,196    6,630,479

     OPERATING LOSS                  (203,961)  (396,323)  (6,507,868)

OTHER INCOME (EXPENSES)

  Gain on sale of asset                  -          -          13,042
  Interest income                       -          4,232       19,045
  Interest expense                    (1,128)     (6,007)    (470,916)
  Bad debt expense                      -           -         (54,100)

    Total Other Income (Expenses)     (1,128)     (1,775)    (492,929)

LOSS BEFORE INCOME TAXES            (205,089)   (398,098)  (7,000,797)

INCOME TAXES                            -           -            -

NET LOSS                           $(205,089) $ (398,098) $(7,000,797)

NET LOSS PER SHARE OF COMMON STOCK $   (0.15) $    (0.13)

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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                       Deficit
                                                                     Accumulated
                                                          Additional  During the
                                        Common Stock       Paid-In   Development
                                     Shares      Amount    Capital      Stage

Balance, December 31, 1993         9,745,248  $    4,873  $ 550,474 $(1,080,556)

Issuance of common stock for
 cash at an average price
 of $1.26 per share                   60,016          30     75,581        -

Contributed capital by shareholders     -           -       513,812        -

Commons stock issued in settlement
 of shareholder loans at             200,000         100    431,495        -
 approximately $2.16 per share

Forgiveness of wages and fees
 by shareholders                        -           -       215,565        -

Common stock offering costs             -           -       (97,791)       -

Net loss for the year ended
 December 31, 1994                      -           -          -       (960,966)

Balance, December 31, 1994        10,005,264       5,003  1,689,136  (2,041,522)

Issuance of common stock for
 cash at an average price of
 $1.05 per share                     627,937         314    659,562        -

Issuance of common stock for
 services rendered at an average
 price of $1.26 per share            121,939          61    153,789        -

Issuance of common stock for
 prepaid rent at $0.35 per share      42,000          21     14,952        -

Sale of common stock options            -           -       431,800        -

Transfer of common stock in
 settlement of debt                     -           -       111,699        -

Net loss for the year ended
 December 31, 1995                      -           -          -     (1,162,772)

Balance, December 31, 1995        10,797,140   $   5,399 $3,060,938 $(3,204,294)

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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                       Deficit
                                                                     Accumulated
                                                          Additional  During the
                                       Common Stock        Paid-In   Development
                                      Shares   Amount      Capital      Stage

Balance, December 31, 1996         12,337,940  $  6,167  $5,429,958 $(4,703,019)

Issuance of common stock for
 cash at an average price of
 $1.27 per share                      130,000        65     164,935        -

Common stock offering costs              -         -        (85,420)       -

Issuance of common stock in
 satisfaction of note payable
 at $0.78 per share                    8,572          4       6,718        -

Issuance of common stock for
 consulting and professional
 services rendered at an
 average price of $1.33 per
 share                               644,298        324     856,911        -

Net loss for the year ended
 December 31, 1997                      -          -           -     (2,092,689)

Balance, December 31, 1997        13,120,810      6,560   6,373,102  (6,795,708)

Net loss for the three months ended
 March 31, 1998 (Unaudited)             -          -           -       (205,089)

Balance, March 31, 1998
 (Unaudited)                      13,120,810   $  6,560  $6,373,102 $(7,000,797)

                    MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (Development Stage Companies)
                      Consolidated Statements of Cash Flows




                                                                        From
                                                                    Inception on
                                                   For the           January 21,
                                             Three Months Ended     1991 through
                                                   March 31,          March 31,
                                                1998      1997           1998

CASH FLOWS FROM OPERATING
  ACTIVITIES

 Loss from operations                      $ (205,089) $ (398,098)  $(7,000,797)
 Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
   Operating expenses paid by issuance
    of common stock                              -           -        1,165,806
   Common stock options and warrants
    for services                                 -           -          211,254
   Depreciation and amortization                3,957       6,021       133,329
   Allowance for doubtful accounts               -           -           53,718
 Changes in operating assets and
  liabilities:
   (Increase) decrease in accounts
     receivable                                 3,563     (29,273)       (8,090)
   (Increase) decrease in inventory            14,511     (11,097)       (6,493)
   (Increase) decrease in prepaid expenses       -        (20,835)      (21,500)
   (Increase) decrease in other assets           -           -           (2,250)
   (Increase) decrease in loans
    receivable - stockholders                  (2,500)       -           (2,500)
   (Increase) decrease in security deposits      -           -           (4,000)
   (Increase) decrease in organizational costs   -           -             (311)
   Increase (decrease) in accounts payable    (21,406)     10,146       369,851
   Increase (decrease) in accrued expenses    121,262      14,407       482,354

     Net Cash (Used) by Operating Activities  (85,702)   (428,729)   (4,629,629)

CASH FLOWS FROM INVESTING ACTIVITIES

 Increase in patent costs                        (462)    (50,028)     (399,391)
 Acquisition of subsidiary                       -           -          (40,673)
 Purchase of fixed assets                        -        (10,637)      (94,700)
 Disposal of fixed assets                        -           -           11,166

   Net Cash (Used) by Investing Activities $     (462) $  (60,665)   $ (523,598)

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
               Consolidated Statements of Cash Flows (Continued)


                                                                       From
                                                                    Inception on
                                                    For the          January 21,
                                               Three Months Ended   1991 Through
                                                    March 31,         March 31,
                                              1998           1997       1998
CASH FLOWS FROM FINANCING ACTIVITIES

   Payments of stock offering costs        $     -        $   -      $ (175,809)
   Proceeds from capital lease                   -            -          10,010
   Payments on capital lease)                    -            -         (10,010)
   Payments on contracts payable                 -          (3,867)     (62,400)
   Borrowings from stockholders                97,000         -         590,570
   Borrowings from notes payable                 -            -         338,500
   Payment on loans payable - stockholders       -            -         (20,984)
   Payment on notes payable                    (1,278)      (1,473 )   (142,555)
   Stock subscriptions receivable                -            -         (53,427)
   Issuance of common stock                      -          34,270    4,131,518
   Proceeds from sale of  stock options          -            -         507,000
   Proceeds from exercise of common
    stock options                                -            -          52,550

     Net Cash Provided by Financing Activities 95,722       28,930    5,164,963

 NET INCREASE (DECREASE) CASH AND
  CASH EQUIVALENTS                              9,558     (460,464)      11,736

 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           2,178      669,604         -

 CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                $   11,736   $  209,140   $   11,736

 SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

     CASH PAID FOR

      Income taxes                         $     -      $     -      $     -
      Interest                             $     -      $    6,007   $   56,898

 NON CASH FINANCING ACTIVITIES
     Purchase of automobiles on contract $ - $ - $ 62,400 Conversion of stockholder loans
      to equity                            $     -      $     -      $  599,294
     Stock issued in payment of operating
      expenses                             $     -      $     -      $1,165,806

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                           March 31, 1998 and 1997

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

        c. Patent and Trademark Costs

        The capitalized costs of obtaining patents consists of legal fees and associated filing costs. These patent costs will be amortized over the shorter of their legal or useful lives. The Company has numerous patents in various stages of development and the application process. Several patents have been granted but are being developed further in a continuation-in-part (CIP) status until the development of a commercial product is complete, the related product has received FDA (Food and Drug Administration) approval and is in a marketable condition ready for sale. Once patents have been granted, FDA approval obtained, and sales commenced, no further costs associated with the patent are capitalized. As of March 31, 1998, the Company did have one patented product for which sales have commenced with the related costs being amortized over the estimated useful life of the patent. Management has determined that estimated future cash flows from this product will be sufficient to recover the capitalized basis of the costs associated with that patent. The other patents for which costs have been capitalized are considered to have continued viability according to management of the Company with no significant events occurring which would impair the value of the capitalized costs associated with the individual patents.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                           March 31, 1998 and 1997

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

        f. Income Taxes

        No provision for federal income taxes has been made at March 31, 1998 and 1997 due to accumulated operating losses. The minimum state franchise tax has been accrued.

        The Company has accumulated approximately $6,988,721 of net operating losses as of March 31, 1998, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire as follows:

                   Year of                      Net Operating
                   Expiration                     Loss

                   2006                      $      8,667
                   2007                           267,504
                   2008                           800,372
                   2009                           959,825
                   2010                         1,159,850
                   2011                         1,496,725
                   2012                         2,090,689
                   2013                           205,089

                                             $  6,988,721

        In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                           March 31, 1998 and 1997

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

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                           March 31, 1998 and 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

        n.  Accounts Receivable

        Accounts receivable are shown net of the allowance for doubtful accounts of $648.

NOTE 2 - PAYABLE - STOCKHOLDERS

        From time to time the Company receives advances from certain stockholders for the purpose of providing funds for the Company's operating expenditures. The Company has also advanced funds to stockholders. The outstanding balances of these advances fluctuates during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At March 31, 1998, there was a balance outstanding payable to stockholders totaling $49,081

        The Company also has notes payable to various shareholders in the aggregate of $350,000. The notes bear interest at 10% per annum, are unsecured and are due in 1999.

NOTE 3 - ACCRUED EXPENSES

        Accrued expenses at March 31, 1998 consist of the following:

             Payroll taxes payable                     $     206
             Accrued salaries and directors fees         412,627
             Finance charge                                9,799
             Accrued expenses - other                     59,722

                                                       $ 482,354

        The accrued salaries and directors fees are to be paid over the next 24 months or when the Company is adequately financed.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                           March 31, 1998 and 1997

NOTE 4 - NOTES PAYABLE

        Notes payable consisted of the following:                   March 31,
                                                                      1998

        Note payable to Richard L. Apel, unsecured, dated
        November 2, 1993 at 8%; principal and interest
        delinquent since August 18, 1994.                            $  12,500

        Note payable to Cynthia F. Vatz, unsecured, dated October
         19, 1993 at 8%; principal and interest delinquent since
         August 18, 1994.                                               12,500

        Note payable to Abraham B. and Edele Eckstein, unsecured,
         dated March 1, 1995 which replaces an October 6, 1993 note at 8%; monthly payments of $500 commencing March 1, 1995
         with a single balloon payment for the remaining balance plus
         interest delinquent since March 1, 1996.                        8,222
             Total                                                      33,222

             Less current portion                                      (33,222)

             Total Long-Term Portion                                 $    -


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

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                           March 31, 1998 and 1997

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

        On January 1, 1994, the Company entered into an agreement to lease 3,532 square feet of office space. The lease has a term of two years with an extension option for an additional two years through December 31, 1997. The Company exercised the option to lease the office facilities for 1998 at a cost of $2,942 per month, including utilities, for a total annual cost of $35,304.

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

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                           March 31, 1998 and 1997

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

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                           March 31, 1998 and 1997

NOTE 7 - COMMON STOCK WARRANTS

        As of March 31, 1998, the Company had outstanding warrants for the issuance of common stock as follows:

       Number of   Date      Expiration       Exercise       Estimated
       Shares      Issued       Date            Price        Proceeds
       557,000     1994        1998       $        1.5625  $   870,313
       591,000     1995       1998-2005   $1.125 - $2.625    1,124,250
     2,711,584     1996       1999-2001   $1.00 - $4.25      7,009,476
       739,821     1997       1999-2002   $1.00 - $1.875     1,063,493

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

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (Development Stage Companies)
                Notes to the Consolidated Financial Statements
                           March 31, 1998 and 1997

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

NOTE 9 - GOING CONCERN

       The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, relating to its research and development efforts and has had no significant operating revenues. In prior periods, the Company has had substantial working capital and stockholders' equity deficits. In 1996, the Company was able to raise working capital through the private placement of its common stock. However, cash flow projections show that the Company's reserves are not adequate to cover its needs for 1998. It is unlikely that the Company can complete its research and development projects without additional funds. Management of the Company plans to raise additional capital through a private placement or a public offering of its common stock and the Company anticipates generating additional revenue from increased product sales.

Item 2.  Management s Discussion and Analysis or Plan of Operation

Results of Operations

    The net loss for the three month period ended March 31, 1998 ("first quarter of 1998") decreased 48% to $205,961 when compared to the $396,323 loss for the corresponding 1997 period, primarily due to the Company's 61% decrease in product research and development expenses and 61% decrease in general and administrative expenses during the 1998 period.

    Revenues of $19,993 for the first quarter of 1998 decreased
49% from $38,873 for the first quarter of 1997, attributed to a lack of capital to expand the marketing of products that were initially introduced in the first quarter of 1997. Cost of product sold decreased to $4,561 for the first quarter of 1998 compared to $7,880 for the first quarter of 1997 attributed to the decrease in overall sales.

    Product research and development costs for the third quarter of 1998 were $75,000 compared to $193,395 for the comparable 1997 period, due to a reduction of operating capital and the corresponding reduction of all expenditures. Salaries for the first quarter of 1998 were $58,800 compared to $65,012 for the comparable 1997 period, a 10% decrease due to a reduction in staff. General and administrative costs for the first quarter of 1998 were $53,181 compared to $136,350 for the comparable 1997 period, a 61% decreases due primarily to the reduction in operating and personnel costs and expenses.

Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital as of March 31, 1998 was a negative $884,837 compared to a negative $780,243 at December 31, 1997. This decline in working capital is primarily attributable to the 34% increase in accrued expenses during this period, mostly accrued salaries and directors' fees.

         Net cash used by operating activities for the first quarter of 1998 was $85,702 compared to net cash used of $428,729 for the comparable 1997 period. This decrease in cash used is attributable to the decrease in loss from operations and the increase in accrued expenses during the first quarter of 1998. Also, net cash used by investing activities was $462 for the first quarter of 1998 compared to $60,665 for the first quarter of 1997, due primarily to increases in patent costs and the purchase of fixed assets during the 1997 period. Net cash provided by financing activities during the first quarter of 1998 was $95,722 compared to $28,930 for the comparable 1997 period, primarily due to borrowings from stockholders during the 1998 period.

         The Company is currently technically in default on three notes payable to various individuals totaling $33,222. One of the three notes calls for monthly payments of $500 which the Company continues to pay. Neither of the other two note holders have demanded repayment and the Company continues to accrue interest on all outstanding notes payable.

         As of March 31, 1998 the Company had total assets of $488,373 and stockholders' deficit of $796,135. In comparison, as of December 31, 1997 the Company had total assets of $497,884 and total stockholders' deficit of $591,046.

         Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations until some time in the third quarter of 1998. Management estimates that its current level of operations require approximately $40,000 per month in cash based upon average monthly cash flows during the first quarter of 1998. Unless the Company is able to substantially increase current sales of its products during early 1998 or is able to raise additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage during the third quarter of 1998. The Company intends to seek additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. As of the date hereof, the Company has not entered into any firm agreements or understandings for the raising of capital from public or private sources. If sales revenue from the Company s products under development are not adequate to fund the Company s future operations and it is unable to secure financing from the sales of its securities or from private lenders, the Company could experience additional losses which could curtail the Company s operations. The continuation as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

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

Item 6.  Exhibits and Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended March 31, 1998.

                                SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MEDISYS TECHNOLOGIES, INC.



                                       BY:  /S/ Edward P. Sutherland
                                                 (Signature)
                                            EDWARD P. SUTHERLAND
                                            Chairman, Chief Executive
                                            Officer
                                       DATE:  May 21, 1998



                                       BY:  /S/  Gary Alexander
                                                 (Signature)
                                            GARY ALEXANDER
                                            Vice President, Chief
                                            Technology Officer and
                                            Treasurer
                                       DATE:  May 21, 1998