Form 10QSB
period 1998-06-30
MEDISYS TECHNOLOGIES INC
filed 1998-08-18
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
            [X]     Quarterly Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

               For the Quarter Ended June 30, 1998

            [  ]    Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934

     Commission File Number   0-21441

                    MEDISYS TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

               Utah                          72-1216734
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)

      9624 Brookline Avenue, Baton Rouge, Louisiana, 70809
           (address of principal executive officers)

Issuer's telephone number:  (504) 926-0422

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

          Class                   Outstanding as of June 30, 1998

     Common Stock,                           13,120,810
Par Value $0.0005 per value

Transitional Small Business Disclosure Format (check one):
Yes [   ];  No [ X ]


                    MEDISYS TECHNOLOGIES, INC.

                        TABLE OF CONTENTS

                                                                     Page
PART I

     Item 1.  Financial Statements . . . . . . . . . . . . . . . .     3

     Item 2.  Management's Discussion and Analysis or Plan
              of Operation . . . . . . . . . . . . . . . . . . . .    22

PART II

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .    25

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . .    25

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .    25

     Item 4.  Submissions of Matters to a Vote of Security
              Holders. . . . . . . . .                                25

     Item 5.  Other Information. . . . . . . . . . . . . . . . . .    25

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .    26

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . .    27

                              PART I

Item 1.  Financial Statements

  The following unaudited Financial Statements for the period ended June 30, 1998, have been prepared by the Company.












                   Medisys Technologies, Inc.
                 (a Development Stage Company)

               Consolidated Financial Statements

              June 30, 1998 and December 31, 1997

              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                  (Development Stage Companies)
                   Consolidated Balance Sheets


                              ASSETS

                                                   June 30,      December 31,
                                                     1998            1997
                                                 (Unaudited)
CURRENT ASSETS

  Cash                                           $   41,001      $   2,178
  Accounts receivable, net (Note 1)                   2,874         11,005
  Inventory (Note 1)                                  6,131         21,004
  Prepaid expenses                                   21,500         21,500
  Loans to officers                                   6,192           -

      Total Current Assets                           77,698         55,687

FIXED ASSETS

  Leasehold improvements                              2,195          2,195
  Furniture and equipment                            76,946         76,946
  Leased equipment                                   10,010         10,010
  Accumulated depreciation                         (58,964)        (51,050)

      Total Fixed Assets                             30,187         38,101

OTHER ASSETS

  Deferred offering costs                             2,250          2,250
  Security deposits                                   4,000          4,000
  Patent and trademark costs, net (Note 1)           401,096       397,535
  Organizational costs (Note 1)                         311            311

      Total Other Assets                            407,657        404,096

      TOTAL ASSETS                              $   515,542      $ 497,884

            MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                  (Development Stage Companies)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   June 30,   December 31,
                                                    1998           1997
                                                 (Unaudited)

CURRENT LIABILITIES

  Accounts payable                               $  329,082     $ 391,257
  Accrued expenses (Note 3)                         587,919       361,092
  Payable-stockholders (Note 2)                      49,081        49,081
  Notes payable (Note 4)                             31,722        34,500

      Total Current Liabilities                     997,804       835,930

LONG-TERM DEBT

  Notes payable  - less current portion (Note 2)     480,000      253,000

      Total Long-Term Debt                          480,000       253,000

      TOTAL LIABILITIES                           1,477,804     1,088,930

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 6 and 7)

  Common stock: 100,000,000 shares
   authorized of $0.0005 par value, 13,177,903 and
   13,120,810 shares issued and outstanding,
   respectively                                       6,588         6,560
  Additional paid-in capital                      6,412,198     6,373,102
  Stock subscriptions receivable (Note 6)          (175,000)     (175,000)
  Deficit accumulated during the
    development stage                            (7,206,048)   (6,795,708)

      Total Stockholders' Equity (Deficit)         (962,262      (591,046)
      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                        $   515,542   $   497,884

                      MEDISYS TECHNOLOGIES, INC.
                     (A Development Stage Company)
                 Consolidated Statements of Operations
                              (Unaudited)
                                                                       From
                                                                    Inception on
                                                                    January 21,
                        For the Three Months   For the Six Months  1991 through
                            Ended June 30,        Ended June 30,       June 30,
                           1998       1997       1998        1997        1998

REVENUES                $  3,382  $  24,577  $  23,375   $  63,450  $   125,993

OPERATING EXPENSES

  Cost of product sold       771      5,679      5,332      13,559       36,970
  Product development      4,250    191,801     79,625     385,196    2,356,092
  Salaries                36,301     74,318     95,101     139,330    1,554,226
  Professional services  121,800     27,206    149,630      53,754    1,286,864
  Depreciation and
   amortization            7,912      3,021     11,869       9,042      141,241
  General and
      administrative      36,859    144,149     90,290     280,489    1,462,979

     Total Operating
      Expenses           207,893    446,174    431,847     881,370    6,838,372

OPERATING LOSS          (204,511)  (421,597)  (408,472)   (817,920)  (6,712,379)

OTHER INCOME
 (EXPENSES)

  Gain on sale of assets    -         8,695       -          8,695       13,042
  Interest income           -         1,555       -          5,787       19,045
  Interest expense          (740)    (6,402)    (1,868)    (12,409)    (471,656)
  Bad debt expense          -          -          -           -         (54,100)

     Total Other Income
     (Expense)              (740)     3,848     (1,868)      2,073     (493,669)

LOSS BEFORE INCOME
 TAXES                  (205,251)  (417,749)  (410,340)   (815,847)  (7,206,048)

INCOME TAXES                -          -          -           -            -

NET LOSS               $(205,251) $(417,749) $(410,340) $ (815,847) $(7,206,048)

NET LOSS PER SHARE
 OF COMMON STOCK       $   (0.02) $   (0.04) $   (0.03) $    (0.07)

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
                                                        Additional    During the
                                        Common Stock      Paid-In    Development
                                      Shares    Amount    Capital      Stage

Balance, December 31, 1993           9,745,248  $ 4,873  $ 550,474  $(1,080,556)

Issuance of common stock for
 cash at an average price
 of $1.26 per share                     60,016       30     75,581         -

Contributed capital by shareholders       -        -       513,812         -

Commons stock issued in settlement
 of shareholder loans at approximately 200,000      100    431,495         -
 $2.16 per share

Forgiveness of wages and fees
  by shareholders                         -        -       215,565         -

Common stock offering costs               -        -       (97,791)        -

Net loss for the year ended
 December 31, 1994                        -        -          -        (960,966)

Balance, December 31, 1994          10,005,264    5,003  1,689,136   (2,041,522)

Issuance of common stock for cash
 at an average price of $1.05
 per share                             627,937      314    659,562         -

Issuance of common stock for
 services rendered at an average
 price of $1.26 per share              121,939       61    153,789         -

Issuance of common stock for
 prepaid rent at $0.35 per share        42,000       21     14,952         -

Sale of common stock options              -        -       431,800         -

Transfer of common stock in
 settlement of debt                       -        -       111,699         -

Net loss for the year ended
 December 31, 1995                        -        -          -      (1,162,772)

Balance, December 31, 1995          10,797,140  $ 5,399 $3,060,938  $(3,204,294)

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

               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
 Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                      Deficit
                                                                    Accumulated
                                                        Additional   During the
                                        Common Stock      Paid-In   Development
                                     Shares     Amount    Capital      Stage

Balance, December 31, 1996         12,337,940  $ 6,167  $5,429,958  $(4,703,019)

Issuance of common stock for
 cash at an average price of
 $1.27 per share                      130,000       65     164,935         -

Common stock offering costs              -        -        (85,420)        -

Issuance of common stock in
 satisfaction of note payable
 at $0.78 per share                     8,572        4       6,718         -

Issuance of common stock for
 consulting and professional
 services rendered at an
 average price of $1.33 per
 share                                644,298      324     856,911         -

Net loss for the year ended
 December 31, 1997                       -        -           -      (2,092,689)

Balance, December 31, 1997         13,120,810    6,560   6,373,102   (6,795,708)

Issuance of common stock in
 satisfaction of notes payable at
 $0.34 per share (Unaudited)           57,093       28      19,225         -

Common stock warrants issued for
 satisfaction of notes payable at
 $0.52 per warrant (Unaudited)           -        -         19,871         -

Net loss for the six months ended
 June 30, 1998 (Unaudited)               -        -           -        (410,340)

Balance, June 30, 1998 (Unaudited) 13,177,903  $ 6,588  $6,412,198  $(7,206,048)

                      MEDISYS TECHNOLOGIES, INC.
                     (A Development Stage Company)
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                                                                        From
                                                                    Inception on
                                                                     January 21,
                         For the Three Months  For the Six Months   1991 through
                            Ended June 30,        Ended June 30,      June 30,
                           1998        1997      1998       1997        1998
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Loss from operations   $(205,251) $(417,749) $(410,340) $(815,847) $(7,206,048)
 Adjustments to reconcile
  net income to net cash
  provided (used) by
  operating activities:
   Operating expenses
    paid by issuance
    of common stock          -       122,507       -       122,507    1,165,806
   Common stock options and
    warrants for services    -          -          -          -         211,254
   Depreciation and
    amortization            3,957      3,021      7,914      9,042      137,286
   Allowance for doubtful
    accounts                 -          -          -          -          53,718
   Gain on sale of assets    -        (8,695)      -        (8,695)        -
 Changes in operating assets
  and liabilities:
   (Increase) decrease in
    accounts receivable     4,568      7,689      8,131    (21,584)      (3,522)
   (Increase) decrease in
    inventory                 362    (37,488)    14,873    (48,585)      (6,131)
   (Increase) decrease in
    prepaid expenses         -         1,362       -      (19,473)      (21,500)
   (Increase) decrease in
    other assets             -          -          -         -           (2,250)
   (Increase) decrease
    in loans receivable -
    stockholders             -          -          -         -           (6,192)
   (Increase) decrease in
    security deposits        -          -          -         -           (4,000)
   (Increase) decrease in
    organizational costs     -          -          -         -             (311)
   Increase (decrease) in
    accounts payable       (1,645)    19,044    (23,051)   29,190       368,206
   Increase (decrease) in
    accrued expenses      105,565     23,956    226,827    38,363       587,919

    Net Cash (Used) by
     Operating Activities (92,444)  (286,353)  (175,646) (715,082)   (4,725,765)

 CASH FLOWS FROM
  INVESTING ACTIVITIES

  Sale of equipment          -        16,627       -       16,627        11,166
  (Increase) decrease in
   patent costs            (3,099)   (34,371)    (3,561)  (84,399)     (402,490)
  Acquisition of subsidiary  -          -          -         -          (40,673)
  Purchase of fixed assets   -           217       -      (10,420)      (94,700)

    Net Cash (Used) by
     Investing Activities $(3,099) $ (17,527) $  (3,561) $(78,192) $   (526,697)

                        MEDISYS TECHNOLOGIES, INC.
                       (A Development Stage Company)
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)
                                                                        From
                                                                    Inception on
                                                                     January 21,
                          For the Three Months  For the Six Months  1991 through
                              Ended June 30,       Ended June 30,      June 30,
                             1998       1997      1998       1997        1998

  FINANCING ACTIVITIES

  Payments of stock
   offering costs          $   -     $    -     $   -     $    -     $ (175,809)
  Proceeds from capital
   lease                       -          -         -          -         10,010
  Payments on capital lease    -          -         -          -        (10,010)
  Payments on contracts
   payable                     -       (12,429)     -       (16,296)    (62,400)
  Borrowings from
   shareholders              (3,692)     2,500    (6,192)     2,500     590,570
  Payments on payable -
   stockholders                -          -         -          -        (20,984)
  Borrowings from notes
   payable                  130,000       -      227,000       -        468,500
  Payment on notes payable   (1,500)      (755)   (2,778)    (2,228)   (144,055)
  Stock subscriptions
   receivable                  -          -         -          -        (53,427)
  Issuance of common stock     -       150,000      -       184,270   4,131,518
  Proceeds from sale of
   stock options               -          -         -          -        507,000
  Proceeds from exercise of
   common stock options        -          -         -          -         52,550

     Net Cash Provided by
      Financing Activities  124,808    139,316   218,030    168,246   5,293,463

NET INCREASE (DECREASE)
 CASH AND CASH EQUIVALENTS   29,265   (164,564)   38,823   (625,028)     41,001

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD      11,736    209,140     2,178    669,604        -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD          $ 41,001 $   44,576  $ 41,001  $  44,576  $   41,001

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION
 CASH PAID FOR
  Income taxes             $   -    $     -     $   -     $    -     $     -
  Interest                 $  3,079 $    6,402  $  5,702  $  12,409  $   62,600
NON CASH FINANCING
 ACTIVITIES
  Purchase of automobiles
   on contract             $   -    $     -     $   -     $    -     $   62,400
  Conversion of shareholder
   loans to equity         $   -    $     -     $   -     $    -     $  599,294
  Stock issued in payment of
   operating expenses      $   -    $  122,507  $   -     $    -     $1,165,806
  Stock issued for debt    $ 19,253 $     -     $ 19,253  $    -     $   19,253
  Warrants issued for debt $ 19,871 $     -     $ 19,871  $    -     $   19,871

               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
            Notes to the Consolidated Financial Statements
                        June 30, 1998 and 1997

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

        c. Patent and Trademark Costs

        The capitalized costs of obtaining patents consists of legal fees and associated filing costs. These patent costs will be amortized over the shorter of their legal or useful lives. The Company has numerous patents in various stages of development and the application process. Several patents have been granted but are being developed further in a continuation-in-part (CIP) status until the development of a commercial product is complete, the related product has received FDA (Food and Drug Administration) approval and is in a marketable condition ready for sale. Once patents have been granted, FDA approval obtained, and sales commenced, no further costs associated with the patent are capitalized. As of June 30, 1998, the Company did have one patented product for which sales have commenced with the related costs being amortized over the estimated useful life of the patent. Management has determined that estimated future cash flows from this product will be sufficient to recover the capitalized basis of the costs associated with that patent. The other patents for which costs have been capitalized are considered to have continued viability according to management of the Company with no significant events occurring which would impair the value of the capitalized costs associated with the individual patents.

               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
            Notes to the Consolidated Financial Statements
                        June 30, 1998 and 1997

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

        f. Income Taxes

        No provision for federal income taxes has been made at June 30, 1998 and 1997 due to accumulated operating losses. The minimum state franchise tax has been accrued.

        The Company has accumulated approximately $7,000,000 of net operating losses as of June 30, 1998, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire as follows:

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

               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
            Notes to the Consolidated Financial Statements
                        June 30, 1998 and 1997

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
            Notes to the Consolidated Financial Statements
                        June 30, 1998 and 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

        n.  Accounts Receivable

        Accounts receivable are shown net of the allowance for doubtful accounts of $648.

NOTE 2 - PAYABLE - STOCKHOLDERS

        From time to time the Company receives advances from certain stockholders for the purpose of providing funds for the Company's operating expenditures. The Company has also advanced funds to stockholders. The outstanding balances of these advances fluctuates during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At June 30, 1998, there was a balance outstanding payable to stockholders totaling $49,081.

        The Company also has notes payable to various shareholders in the aggregate of $480,000. The notes bear interest at 10% per annum, are unsecured and are due in 1999.

NOTE 3 - ACCRUED EXPENSES

        Accrued expenses at March 31, 1998 consist of the following:

             Payroll taxes payable                        $         771
             Accrued salaries and directors fees                517,627
             Finance charge                                       9,799
             Accrued expenses - other                            59,722

                                                          $     587,919

        The accrued salaries and directors fees are to be paid over the next 24 months or when the Company is adequately financed.

               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
            Notes to the Consolidated Financial Statements
                        June 30, 1998 and 1997
NOTE 4 - NOTES PAYABLE

        Notes payable consisted of the following:                   June 30,
                                                                      1998
        Note payable to Richard L. Apel, unsecured, dated
        November 2, 1993 at 8%; principal and interest
         delinquent since August 18, 1994.                         $  12,500

        Note payable to Cynthia F. Vatz, unsecured, dated October
         19, 1993 at 8%; principal and interest delinquent since
         August 18, 1994.                                             12,500

        Note payable to Abraham B. and Edele Eckstein, unsecured,
         dated March 1, 1995 which replaces an October 6, 1993 note at 8%; monthly payments of $500 commencing March 1, 1995
         with a single balloon payment for the remaining balance plus
         interest delinquent since March 1, 1996.                      6,722
                  Total                                               31,722

                  Less current portion                               (31,722)

                  Total Long-Term Portion                          $    -

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

               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
            Notes to the Consolidated Financial Statements
                        June 30, 1998 and 1997

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

               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
            Notes to the Consolidated Financial Statements
                        June 30, 1998 and 1997

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

               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
            Notes to the Consolidated Financial Statements
                        June 30, 1998 and 1997

NOTE 6 - COMMON STOCK (Continued)

        During 1998, the company issued 57,093 shares of its common stock at an average price of $0.34 per share, for partial settlement of accounts payable.

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

               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
            Notes to the Consolidated Financial Statements
                        June 30, 1998 and 1997

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

       During 1998, the Company issued 38,152 common stock warrants at a price of $0.52 for partial settlement of accounts payable.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

    The net loss for the three month period ended June 30, 1998 ("second quarter of 1998") decreased 51% to $205,215 when compared to the corresponding 1997 period, primarily due to a reduction of available operating capital and corresponding reduction for all expenditures. The Company expended only $4,250 on product development for the quarter compared to $191,801 expended in the 1997 period. Also contributing to the decrease in net loss was the 51% decrease in salaries and due to a reduction in staff and the 74% decrease in general and administrative expenses due to the reduction in operating and personnel costs and expenses. These decreases were partially offset by the 348% increase in professional services attributed to outsourcing previously contracted services.

    Net loss for the six month period ended June 30, 1998 ("first half of 1998") decreased 50% to $410,340 when compared to the corresponding 1997 period, also due to the reduction of available operating capital. This reduction in available capital also resulted in decreases in product development (79%), salaries (32%), and general and administrative expenses (68%), and was partially offset by the 178% increase in professional services.

    Revenues decreased to $3,382 (86%) for the second quarter of 1998 compared to $24,577 for the second quarter of 1997, and decreased to $23,375 (63%) for the first half of 1998 compared to $63,450 for the corresponding 1997 period. These decreases are attributed to a lack of adequate capital for marketing and advertising.

    Cost of product sold decreased to $771 for the second quarter of 1998 compared to $5,679 for the second quarter of 1997, and decreased to $5,332 for the first half of 1998 compared to $13,559 for the corresponding 1997 period. These decreases are directly attributed to decrease in sales. Depreciation and amortization increased to $7,912 for the second quarter of 1998 compared to $3,021 for the second quarter of 1997, and decreased to $11,869 for the first half of 1998 compared to $9,042 for comparable 1997 period.

Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital as of June 30, 1998 was a negative $920,106 compared to a negative $780,243 at December 31, 1997. This decline in working capital is primarily attributable to the 63% increase in accrued expenses during this period, mostly accrued salaries and directors' fees, partially offset by the 16% decrease in accounts payable.

         Net cash used by operating activities for the first quarter and first six months of 1998 was $92,444 and $175,646, respectively, compared to net cash used of $286,353 and $715,082 for the respective 1997 period. This decrease in cash used is attributable to the decrease in loss from operations and the increase in accrued expenses during the 1998 periods. Also, net cash used by investing activities was $3,099 and $3,561 for the first quarter and first half of 1998, respectively compared to $$3,561 and $78,192 for the respective 1997 periods, due primarily to significant increases in patent costs during the 1997 periods. Net cash provided by financing activities during the first quarter of 1998 decreased 10% to $124,808 from the first quarter of 1997, primarily due to an increase in borrowings from note notes payable. Net cash provided by financing activities for the first half of 1998 increased 30% to $218,030 from the first half on 1997, also due to borrowings from notes payable.

         The Company is currently technically in default on three notes payable to various individuals totaling $31,722. One of the three notes calls for monthly payments of $500 which the Company continues to pay. Neither of the other two note holders have demanded repayment and the Company continues to accrue interest on all outstanding notes payable.

         As of March 31, 1998 the Company had total assets of $515,542 and stockholders' deficit of $962,262. In comparison, as of December 31, 1997 the Company had total assets of $497,884 and total stockholders' deficit of $591,046.

         Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations until some time in the third quarter of 1998. Management estimates that its current level of operations require approximately $40,000 per month in cash based upon average monthly cash flows during the first and second quarters of 1998. Unless the Company is able to substantially increase current sales of its products during the remainder of 1998 or is able to raise additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage during the third quarter of 1998. The Company intends to seek additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. As of the date hereof, the Company has not entered into any firm agreements or understandings for the raising of capital from public or private sources. If sales revenue from the Company's products under development are not adequate to fund the Company's future operations and it is unable to secure financing from the sales of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations. The continuation as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

Net Operating Loss

         The Company has accumulated approximately $7,000,000 of net operating loss carryforwards as of June 30, 1998, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1997 or six month period ended June 30, 1998 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

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

Item 4.  Submissions of Matters to a Vote of Security Holders

         On Wednesday, May 13, 1998, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders at the Shoney's Inn & Suites, Baton Rouge, Louisiana. At the Meeting, the following incumbent directors were elected by the indicated vote to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

          Nominee                    For      Against   Abstain
    Edward P. Sutherland          7,950,013     -0-       12,400
    Gary Alexander                7,962,413     -0-         -0-
    Kerry M. Frey                 7,962,413     -0-         -0-
    William D. Kiesel             7,950,013     -0-       12,400
    Dr. Timothy Andrus            7,950,013     -0-       12,400
    Jane Cooper                   7,950,013     -0-       12,400
    Dr. Robert L. diBenedetto     7,950,013     -0-       12,400

    In addition to the election of directors, the following business was brought before and voted upon at the Annual Meeting of
Stockholders:

             Stockholders ratified the appointment of Jones, Jensen & Company as independent auditors for the Company's fiscal year ending December 31, 1998 by a vote of 7,962,413 for, -0-against, and -0- abstaining.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    No report on Form 8-K was filed by the Company during the three month period ended June 30, 1998.

                           SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEDISYS TECHNOLOGIES, INC.



                                  BY:  /S/ Edward P. Sutherland
                                       EDWARD P. SUTHERLAND
                                       Chairman, Chief Executive
                                       Officer
                                  DATE: August 18, 1998



                                  BY:  /S/  Gary Alexander
                                       GARY ALEXANDER
                                       Vice President, Chief
                                       Technology Officer and
                                       Treasurer
                                  DATE: August 18, 1998