Form 10QSB
period 1998-09-30
MEDISYS TECHNOLOGIES INC
filed 1998-11-20
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
            [X]     Quarterly Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

             For the Quarter Ended September 30, 1998

            [  ]    Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934

     Commission File Number   0-21441

                    MEDISYS TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

               Utah                          72-1216734
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)

       144 Napoleon Street, Baton Rouge, Louisiana, 70802
           (address of principal executive officers)

Issuer's telephone number:  (225) 343-8024

       9624 Brookline Avenue, Baton Rouge, Louisiana, 70809
         (former address of principal executive officers)

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
          Class              Outstanding as of September 30, 1998

     Common Stock,                           13,177,903
Par Value $0.0005 per value

Transitional Small Business Disclosure Format (check one):
Yes [   ];  No [ X ]

                    MEDISYS TECHNOLOGIES, INC.

                        TABLE OF CONTENTS

                                                                          Page
PART I

     Item 1.  Financial Statements . . . . . . . . . . . . . . . .          3

     Item 2.  Management's Discussion and Analysis or Plan
              of Operation . . . . . . . . . . . . . . . . . . . .         22

PART II

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .         26

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . .         26

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .         26

     Item 4.  Submissions of Matters to a Vote of Security
              Holders. . . . . . . . .                                     26

     Item 5.  Other Information. . . . . . . . . . . . . . . . . .         26

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .         26

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . .         27

                              PART I

Item 1.  Financial Statements

  The following unaudited Financial Statements for the period ended September 30, 1998, have been prepared by the Company.












                   Medisys Technologies, Inc.
                 (a Development Stage Company)

               Consolidated Financial Statements

            September 30, 1998 and December 31, 1997

                    MEDISYS TECHNOLOGIES, INC.
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                 September 30,   December 31,
                                                     1998            1997
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                              $  8,490     $  2,178
  Accounts receivable, net of allowance for bad debt   1,516       11,005
  Inventory                                            6,131       21,004
  Prepaid expenses                                    21,500       21,500
  Due from related party                               6,192         -

      Total Current Assets                            43,829       55,687

FIXED ASSETS

  Leasehold improvements                               2,195        2,195
  Furniture and equipment                             76,870       76,946
  Leased equipment                                    10,010       10,010
  Accumulated depreciation                           (62,921)     (51,050)

      Total Fixed Assets                              26,154       38,101

OTHER ASSETS

  Deferred offering costs                              2,250        2,250
  Security deposits                                    4,000        4,000
  Patent and trademark costs, net (Note 1)           455,782      397,535
  Organizational costs                                  -             311

      Total Other Assets                             462,032       404,096

      TOTAL ASSETS                                  $532,015      $497,884

                    MEDISYS TECHNOLOGIES, INC.
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 September 30,  December 31,
                                                     1998           1997
                                                  (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                  $385,734      $391,257
  Accrued expenses (Note 3)                          693,432       361,092
  Payable-stockholders (Note 2)                       48,481        49,081
  Notes payable (Note 4)                              30,222        34,500

      Total Current Liabilities                    1,157,869       835,930

LONG-TERM DEBT

  Notes payable (Note 2)                             515,000       253,000

      Total Long-Term Debt                           515,000       253,000

      TOTAL LIABILITIES                            1,672,869     1,088,930

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 100,000,000 shares
   authorized of $0.0005 par value,
   13,177,903 and 13,120,810 shares
   issued  and outstanding, respectively               6,588        6,560
  Additional paid-in capital                       6,412,198    6,373,102
  Stock subscriptions receivable (Note 6)           (175,000)    (175,000)
  Deficit accumulated during the development stage(7,384,640)  (6,795,708)

      Total Stockholders' Equity (Deficit)        (1,140,854)    (591,046)

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)   $            532,015  $   497,884

                    MEDISYS TECHNOLOGIES, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                      From
                                                                  Inception on
                                                                   January 21,
                        For the Three Months For the Nine Months  1991 through
                         Ended September 30,  Ended September 30, September 30,
                           1998      1997       1998        1997       1998

REVENUES               $    975  $  20,436  $  24,350  $    83,886  $   126,968

OPERATING EXPENSES

  Cost of product sold     -         4,037      5,332       17,596       36,970
  Product development     5,826    109,045     85,451      494,241    2,361,918
  Salaries              117,500     73,783    212,601      213,113    1,671,726
  Professional services   6,815     13,843    156,445       67,597    1,293,679
  Depreciation and
   amortization           4,268      3,021     12,182       12,063      141,243
  General and
   administrative        44,433     95,010    138,678      375,499    1,511,678

     Total Operating
      Expenses          178,842    298,739    610,689    1,180,109    7,017,214

OPERATING LOSS         (177,867)  (278,303)  (586,339)  (1,096,223)  (6,890,246)

OTHER INCOME
 (EXPENSES)

  Gain on sale of assets   -         4,348       -          13,043       13,043
  Interest income          -            63       -           5,850       19,044
  Interest expense         (725)      (449)    (2,593)     (12,858)    (472,381)
  Bad debt expense         -          -          -            -         (54,100)

     Total Other Income
      (Expense)            (725)     3,962     (2,593)       6,035     (494,394)

LOSS BEFORE INCOME
 TAXES                 (178,592)  (274,341)  (588,932)  (1,090,188)  (7,384,640)

INCOME TAXES               -          -          -            -            -

NET LOSS              $(178,592) $(274,341) $(588,932) $(1,090,188) $(7,384,640)

NET LOSS PER SHARE
 OF COMMON STOCK      $   (0.01) $   (0.02) $   (0.05) $     (0.09)

                        MEDISYS TECHNOLOGIES, INC.
                      (A Development Stage Company)
        Consolidated Statements of Stockholders' Equity (Deficit)

                                                                       Deficit
                                                                     Accumulated
                                              Additional    Stock    During the
                                 Common Stock   Paid-In Subscription Development
                               Shares   Amount  Capital  Receivable    Stage

Balance, January 21, 1991         -     $ -    $     -    $    -     $     -

Common stock issued during
 1991 at $.0001 per share    8,100,000   4,050     (3,060)     -           -

Net loss for the year ended
 December 31, 1991                -       -          -         -         (8,667)

Balance, December 31, 1991   8,100,000   4,050     (3,060)     -         (8,667)

Effect of reverse
  acquisition               1,768,500      884    (41,557)     -           -

Private placement of common
 stock at $2.00 per share     250,000      125    499,875      -           -

Canceled shares              (418,500)    (209)       209      -           -

Net loss for the year ended
 December 31, 1992               -        -          -         -       (269,551)

Balance, December 31, 1992  9,700,000    4,850    455,467      -       (278,218)

Issuance of stock at an
 average price of $2.21
 per share                     45,248       23     99,977      -           -

Payment of stock offering costs  -       -         (4,970)     -           -

Net loss for the year ended
 December 31, 1993               -       -           -         -       (802,338)

Balance, December 31, 1993  9,745,248   4,873     550,474      -     (1,080,556)

Issuance of stock at an
 average price of $1.26
 per share                    60,016      30       75,581      -           -

Contributed capital by
 shareholders                   -       -         513,812      -           -

Common stock issued in
 settlement of shareholder
 loans at approximately
 $2.16 per share            200,000      100      431,495      -           -

Forgiveness of wages and fees
 by shareholders               -        -         215,565      -           -

Balance forward          10,005,264  $ 5,003  $ 1,786,927  $   -    $(1,080,556)

                       MEDISYS TECHNOLOGIES, INC.
                      (A Development Stage Company)
        Consolidated Statements of Stockholders' Equity (Deficit)
                                                                       Deficit
                                                                     Accumulated
                                             Additional   Stock       During the
                           Common Stock        Paid-In Subscription  Development
                          Shares    Amount     Capital Receivable      Stage

Balance forward         10,005,264  $ 5,003  $ 1,786,927   $   -    $(1,080,556)

Payment of stock
 offering costs               -        -         (97,791)      -           -

Net loss for the year ended
 December 31, 1994            -        -            -          -       (960,966)

Balance, December 31,
 1994                   10,005,264    5,003    1,689,136       -     (2,041,522)

Issuance of stock at an
 average price of $1.05
 per share                 627,937      314      659,562       -           -

Issuance of stock for
 services rendered at
 an average price of
 $1.26 per share           121,939       61      153,789       -           -

Issuance of common stock
 for prepaid rent at
 $0.35 per share            42,000       21       14,952       -           -

Sale of common stock options  -        -         431,800       -           -

Transfer of stock in
 settlement of debt           -        -         111,699       -           -

Net loss for the year ended
 December 31, 1995            -        -            -          -     (1,162,772)

Balance, December 31,
 1995                   10,797,140    5,399    3,060,938       -     (3,204,294)

Issuance of common stock
 for cash at an average
 price of $1.50 per
 share                   1,342,331      670    2,012,830       -           -

Common stock offering costs   -        -         (85,420)      -           -

Issuance of common stock
 for consulting and
 professional services
 rendered at an average
 price of $3.39 per share   36,769       17      124,687       -           -

Balance forward         12,176,240  $ 6,086  $ 5,113,035 $     -    $(3,204,294)

                       MEDISYS TECHNOLOGIES, INC.
                      (A Development Stage Company)
        Consolidated Statements of Stockholders' Equity (Deficit)
                                                                      Deficit
                                                                    Accumulated
                                            Additional    Stock      During the
                           Common Stock       Paid-In  Subscription Development
                         Shares    Amount     Capital  Receivable     Stage

Balance forward        12,176,240  $ 6,086  $ 5,113,035 $      -    $(3,204,294)

Issuance of common stock
 from expense of common
 stock warrants at $1.50
 and $1.25 per share       41,700       21       52,529        -           -

Issuance of common stock
 in satisfaction of note
 payable at $2.80 per
 share                     20,000       10       55,990        -           -
Issuance of common stock
 for warrants exercised
 at $1.75 per share for
 subscription receivable 100,000        50      174,950    (175,000)       -

Common stock warrants
 issued for extension
 of payable payment         -         -          33,454        -           -

Net loss for the year
 ended December 31, 1996    -         -            -           -     (1,498,725)

Balance, December 31,
 1996                 12,337,940     6,167    5,429,958    (175,000) (4,703,019)

Issuance of common
 stock for cash at an
 average price of
  $1.27 per share        130,000        65      164,935        -           -

Common stock offering
  costs                     -         -         (85,420)       -           -

Issuance of common stock
 in satisfaction of note
 payable at $0.78
 per share                 8,572         4        6,718        -           -

Issuance of common stock
 for consulting and
 professional services
 rendered at an average
 price of $1.33 per
 share                   644,298       324      856,911        -           -

Net loss for the year
 ended December 31, 1997    -        -             -           -     (2,092,689)

Balance, December 31,
 1997                 13,120,810  $ 6,560  $ 6,373,102   $(175,000) $(6,795,708)

                       MEDISYS TECHNOLOGIES, INC.
                      (A Development Stage Company)
        Consolidated Statements of Stockholders' Equity (Deficit)

                                                                      Deficit
                                                                   Accumulated
                                           Additional     Stock     During the
                          Common Stock       Paid-In  Subscription Development
                        Shares    Amount     Capital   Receivable     Stage

Balance, December 31,
 1997                 13,120,810  $ 6,560  $ 6,373,102  $(175,000)  $(6,795,708)

Issuance of common
 stock in satisfaction
 of notes payable at
 $0.34 per share
 (unaudited)              57,093       28       19,225       -             -

Common stock warrants
 issued for satisfaction
 of notes payable at $0.52
 per warrant (unaudited)    -        -          19,871       -             -

Net loss for the nine
  months ended September
  30, 1998 (unaudited)      -        -            -          -         (588,932)

Balance, September 30,
  1998 (unaudited)    13,177,903  $ 6,588  $ 6,412,198  $(175,000)  $(7,384,640)

                       MEDISYS TECHNOLOGIES, INC.
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                                                      From
                                                                   Inception on
                                                                    January 21,
                         For the Three Months For the Nine Months  1991 through
                           Ended September 30, Ended September 30, September 30,
                             1998      1997       1998      1997        1998
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss                 $(178,592)$(274,341)$(588,932)$(1,090,188)$(7,384,640)
 Adjustments to reconcile
  net loss to net cash
  (used) by
  operating activities:
   Operating expenses
    paid by issuance of
    common stock               -       23,827      -        146,334   1,165,806
   Common stock options and
    warrants for services      -         -         -           -        211,254
   Depreciation and
    amortization             4,268      3,021    12,182      12,063     141,243
   Allowance for doubtful
    accounts                  -          -         -           -         53,718
   Gain on sale of assets     -        (4,348)     -        (13,043)       -
 Changes in operating assets
  and liabilities:
   (Increase) decrease in
    accounts receivable      1,358     11,884     9,489      (9,700)     (2,164)
   (Increase) decrease in
    inventory                 -       (18,571)   14,873     (67,156)     (6,131)
   (Increase) decrease in
    prepaid expenses          -          -         -        (19,473)    (21,500)
  (Increase) decrease in
   other assets               -          -         -           -         (2,250)
  (Increase decrease in loan
    receivable - stockholders -          -         -           -         (6,192)
   (Increase) decrease in
    security deposits         -          -         -           -         (4,000)
   Increase (decrease)
    in accounts payable     56,652     (1,943)   33,601      27,247     424,858
   Increase (decrease)
    in accrued expenses    105,513    102,954   332,340     141,317     693,432

     Net Cash (Used) by
     Operating Activities (10,801)   (157,517) (186,447)   (872,599) (4,736,566)

 CASH FLOWS FROM
  INVESTING ACTIVITIES

  Sale of equipment            76       8,482        76      25,109      11,242
  Patent costs            (54,686)    (18,315)  (58,247)   (102,714)   (457,176)
  Acquisition of subsidiary  -           -         -           -        (40,673)
  Purchase of fixed assets   -           -         -        (10,420)    (94,700)

   Net Cash (Used) by
   Investing Activities  $(54,610)   $ (9,833) $(58,171)  $ (88,025)  $(581,307)

                       MEDISYS TECHNOLOGIES, INC.
                      (A Development Stage Company)
            Consolidated Statements of Cash Flows (Continued)
                               (Unaudited)
                                                                       From
                                                                    Inception on
                                                                    January 21,
                         For the Three Months  For the Nine Months  1991 through
                          Ended September 30,  Ended September 30, September 30,
                            1998      1997       1998      1997          1998
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Payments of stock
   offering costs        $  -        $  -     $   -      $    -       $(175,809)
  Proceeds from capital
   lease                    -           -         -           -          10,010
  Payments on capital
   lease                    -           -         -           -         (10,010)
  Payments on contracts
   payable                  -         (4,281)     -        (20,577)     (62,400)
  Borrowings from
   shareholders             -         (2,500)   (6,192)       -         590,570
  Payments on payable -
   stockholders             (600)       -         (600)       -         (21,584)
  Borrowings from notes
   payable                35,000     190,000   262,000     190,000      503,500
  Payment on notes
   payable                (1,500)     (1,152)   (4,278)     (3,380)    (145,555)
  Stock subscriptions
   receivable               -           -         -           -         (53,427)
  Issuance of common stock  -           -         -        184,270    4,131,518
  Proceeds from sale of
   stock options            -           -         -           -         507,000
  Proceeds from exercise
   of common stock options  -           -         -           -          52,550

   Net Cash Provided by
   Financing Activities  32,900      182,067   250,930     350,313    5,326,363

NET INCREASE (DECREASE)
 CASH AND CASH
 EQUIVALENTS            (32,511)     14,717      6,312    (610,311)       8,490

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD  41,001      44,576      2,178     669,604         -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD      $  8,490  $   59,293  $   8,490  $   59,293  $     8,490

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION
 CASH PAID FOR
  Income taxes         $   -     $     -     $    -     $     -     $      -
  Interest             $    725  $      449  $   6,427  $   12,858  $    63,325

NON CASH FINANCING
 ACTIVITIES
  Purchase of automobiles
  on contract          $   -     $    -      $    -     $     -     $    62,400
  Conversion of
   shareholder loans
   to equity           $   -     $    -      $    -     $     -     $   599,294
  Stock issued in
   payment of operating
   expenses            $   -     $  23,827   $    -     $  146,334  $ 1,165,806
  Stock issued for debt$   -     $    -      $  19,253  $     -     $    19,253
  Warrants issued for
   debt                $   -     $    -      $  19,871  $     -     $    19,871

                    MEDISYS TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
       September 30, 1998 (unaudited) and December 31, 1997

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

              The Company has a wholly-owned subsidiary (the Subsidiary) which was incorporated in the State of Louisiana on January
       21, 1991, for the purpose of developing a device for the assistance of childbirth under a patent which was applied for in May 1990 and granted on June 15, 1992.

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

       c.  Patent and Trademark Costs

              The capitalized costs of obtaining patents consists of legal fees and associated filing costs. These patent costs will be amortized over the shorter of their legal or useful lives. The Company has numerous patents in various stages of development and the application process. Several patents have been granted but are being developed further in a continuation-in-part (CIP) status until the development of a commercial product is complete, the related product has received FDA (Food and Drug Administration) approval and is in a marketable condition ready for sale. Once patents have been granted, FDA approval obtained, and sales commenced, no further costs associated with the patent are capitalized. As of September 30, 1998, the Company did have one patented product for which sales have commenced with the related costs being amortized over the estimated useful life of the patent. Management has determined that estimated future cash flows from this product will be sufficient to recover the capitalized basis of the costs associated with that patent. The other patents for which costs have been capitalized are considered to have continued viability according to management of the Company with no significant events occurring which would impair the value of the capitalized costs associated with the individual patents.

                    MEDISYS TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
       September 30, 1998 (unaudited) and December 31, 1997

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

       f.  Income Taxes

              No provision for federal income taxes is made at September 30, 1998 and 1997 due to operating losses. The minimum state franchise tax has been accrued.

              The Company has accumulated approximately $7,000,000 of net operating losses as of September 30, 1998, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

              In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryovers have been offset by a valuation allowance of the same amount.

                    MEDISYS TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
       September 30, 1998 (unaudited) and December 31, 1997

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

                    MEDISYS TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
       September 30, 1998 (unaudited) and December 31, 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

       n.  Accounts Receivable

              Accounts receivable are shown net of the allowance for doubtful accounts of $648.

NOTE 2 - PAYABLE - STOCKHOLDERS

              From time to time the Company receives advances from certain stockholders for the purpose of providing funds for the Company's operating expenditures. The Company has also advanced funds to stockholders. The outstanding balances of these advances fluctuates during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At September 30, 1998, there was a balance outstanding payable to stockholders totaling $48,481.

              The Company also has notes payable to various shareholders in the aggregate of $515,000. The notes bear interest at 10% per annum, are unsecured and are due in 1999.

NOTE 3 - ACCRUED EXPENSES

              Accrued expenses at September 30, 1998 consist of the following:

          Payroll taxes payable                     $   1,284
          Accrued salaries and directors fees         622,627
          Finance charge                                9,799
          Accrued expenses - other                     59,722

                                                    $ 693,432

              The accrued salaries and directors fees are to be paid over the next 24 months or when the Company is adequately financed.

                    MEDISYS TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
       September 30, 1998 (unaudited) and December 31, 1997

NOTE 4 -  NOTES PAYABLE

              Notes payable consisted of the following:            September 30,
                                                                        1998
              Note payable to Richard L. Apel, unsecured, dated
       November 2, 1993 at 8%; principal and interest
       delinquent since August 18, 1994.                             $   12,500

              Note payable to Cynthia F. Vatz, unsecured, dated October
        19, 1993 at 8%; principal and interest delinquent since
        August 18, 1994.                                                 12,500

       Note payable to Abraham B. and Edele Eckstein, unsecured,
        dated March 1, 1995 which replaces an October 6, 1993 note at 8%; monthly payments of $500 commencing March 1, 1995
        with a single balloon payment for the remaining balance
        plus interest delinquent since March 1, 1996.                     5,222
          Total                                                          30,222

          Less current portion                                          (30,222)

          Total Long-Term Portion                                    $     -

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

                    MEDISYS TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
       September 30, 1998 (unaudited) and December 31, 1997

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

                    MEDISYS TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
       September 30, 1998 (unaudited) and December 31, 1997

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

                    MEDISYS TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
       September 30, 1998 (unaudited) and December 31, 1997

NOTE 6 - COMMON STOCK (Continued)

              During 1998, the company issued 57,093 shares of its common stock at an average price of $0.34 per share, for partial settlement of accounts payable.

NOTE 7 - COMMON STOCK WARRANTS

              As of September 30, 1998, the Company had outstanding warrants for the issuance of common stock as follows:

     Number of      Date       Expiration          Exercise        Estimated
      Shares       Issued        Date               Price           Proceeds
     557,000        1994         1998         $         1.5625   $   870,313
     591,000        1995      1998-2005       $ 1.125 - $2.625     1,124,250
   2,711,584        1996      1999-2001       $   1.00 - $4.25     7,009,476
     739,821        1997      1999-2002       $  1.00 - $1.875     1,063,493

                                                                 $10,067,532

              762,000 common stock warrants were issued to current and former officers, directors and affiliates of the Company for incurring personal liability for the Company's indebtedness. The exercise price of these warrants was equal to the fair market value of the underlying common stock.

              Of the outstanding common stock warrants, 212,500 were issued to holders of the Company's notes payable as collateral and also in return for the extension of repayment terms. In November 1995, 300,000 common stock warrants were issued to the Company's patent attorney fo deferring payment of legal fees. The exercise price of all of these warrants was equal to the fair market value of the underlying common stock on the date the common stock warrants were granted.

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


                   MEDISYS TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
       September 30, 1998 (unaudited) and December 31, 1997

NOTE 7 - COMMON STOCK WARRANTS(Continued)

              During 1996, the Company conducted a private placement of its common stock (see Note 7), wherein the purchaser of one share of the Company's common stock also received a warrant to purchase one additional share of common stock at $1.50 per share. The Company issued 1,192,331 common stock warrants pursuant to this private placement, 1,700 of which were exercised prior to December 31, 1996 (see Note 6).
       Any difference between the exercise price of the common stock warrants and the fair value of the Company's common stock on the date the shares of common stock were purchased has been included in the proceeds from the sale of the common stock as part of additional paid-in capital.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

       The net loss for the three month period ended September 30, 1998 ("third quarter of 1998") decreased 35% to $178,592 when compared to the corresponding 1997 period, primarily due to a reduction of available operating capital and corresponding reduction for all expenditures. The Company expended only $5,826 on product development for the quarter compared to $109,045 expended in the 1997 period. Also contributing to the decrease in net loss was the 53% decrease in general and administrative expenses due to the reduction in operating and personnel costs and expenses. These decreases were partially offset by the 59% increase in salaries attributed to an increase in salaries deferred to a later period.

    Net loss for the nine month period ended September 30, 1998
("first nine months of 1998") decreased 46% to $588,932 when compared to the corresponding 1997 period, also due to the reduction of available operating capital. This reduction in available capital also resulted in decreases in product development (83%) and general and administrative expenses (63%), and was partially offset by the 131% increase in professional services attributed to outsourcing previously contracted services.

       Revenues decreased to $975 (95%) for the third quarter of 1998 compared to $20,436 for the third quarter of 1997, and decreased to $24,350 (71%) for the first nine months of 1998 compared to $83,886 for the corresponding 1997 period. These decreases are attributed to a lack of adequate capital for marketing and advertising.

       The Company did not expend any money for cost of products sold during the third quarter of 1998 and expended only $4,037 for the third quarter of 1997. Cost of product sold decreased to $5,332 for the first nine months of 1998 compared to $17,596 for the corresponding 1997 period. These decreases are directly attributed to the decrease in sales.

Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital as of September 30, 1998 was a negative $1,114,040 compared to a negative $780,243 at December 31, 1997. This decline in working capital is primarily attributable to the 92% increase in accrued expenses during this period, mostly accrued salaries and directors' fees.

         Net cash used by operating activities for the first quarter and first nine months of 1998 was $10,801 and $186,447, respectively, compared to net cash used of $157,517 and $872,599 for the respective 1997 period. This decrease in cash used is attributable to the decrease in loss from operations and the increase in accrued expenses during the 1998 periods. Also, net cash used by investing activities was $54,610 and $58,171 for the first quarter and first nine months of 1998, respectively compared to $9,833 and $88,025 for the respective 1997 periods, due primarily to significant increases in patent costs during the 1997 periods. Net cash provided by financing activities during the third quarter of 1998 decreased 82% to $32,900 from the third quarter of 1997, primarily due to the 82% decrease in borrowings from notes payable. Net cash provided by financing activities for the first nine months of 1998 decreased 28% to $250,930 from the first nine months on 1997, primarily due to the issuance of common stock during the 1997 period and partially offset by and a 38% increase in borrowings from notes payable in the first nine months of 1998.

         The Company is currently technically in default on three notes payable to various individuals totaling $30,222. One of the three notes calls for monthly payments of $500 which the Company continues to pay. Neither of the other two note holders have demanded repayment and the Company continues to accrue interest on all outstanding notes payable.

         As of September 30, 1998 the Company had total assets of $532,015 and stockholders' deficit of $1,140,854. In comparison, as of December 31, 1997 the Company had total assets of $497,884 and total stockholders' deficit of $591,046.

         Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations until some time in the fourth quarter of 1998. Management estimates that its current level of operations require approximately $40,000 per month in cash based upon average monthly cash flows during the first and third quarters of 1998. Unless the Company is able to substantially increase current sales of its products during the remainder of 1998 or is able to raise additional sales of corporate debt or equity securities, the Company may encounter a cash flow shortage during the fourth quarter of 1998. The Company intends to seek additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. As of the date hereof, the Company has not entered into any firm agreements or understandings for the raising of capital from public or private sources. If sales revenue from the Company's products under development are not adequate to fund the Company's future operations and it is unable to secure financing from the sales of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations. The continuation as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

Net Operating Loss

         The Company has accumulated approximately $7,000,000 of net operating loss carryforwards as of September 30, 1998, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1997 or nine month period ended September 30, 1998 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Recent Developments

         On October 1, 1998 the Company entered into a Letter of Intent with Phillips Pharmatec Labs, Inc., a Florida corporation ("PPL"), related to the intended acquisition by the Company of one hundred percent (100%) of the issued and outstanding shares of capital stock of PPL. In reliance upon and pursuant to the basic terms of the Letter of Intent, the Company and PPL intend to execute an Acquisition and Share Exchange Agreement (the "Agreement") whereby
PPL will assign all title and interest and obligations in that business to the Company in exchange for shares of the Company's common stock equal to 50% of the outstanding shares of the Company.
 The Agreement will simultaneously provide for the purchase of all the issued and outstanding capital stock of PPL from Brett
Phillips, Marilyn Morris, Carl Anderson and Ronnie Anderson.

         The acquisition is contingent upon raising between $3,000,000 and $5,000,000 in primary funding and upon acquiring interim financing of approximately $200,000. In order to secure the cash required as interim funding, the Company intends to complete a private placement of stock. As of the date hereof, the Company has not entered into any firm agreement or understanding for the raising of capital from any public or private source. Upon the mutual consent of each of the Boards of Directors of the Company and PPL, this contingent for raising funding may be waived.

         Phillips Pharmatec Labs, Inc., (PPL) was founded in December, 1994, by Brett Phillips and two other major stockholders. PPL is currently organized as a subchapter S corporation in the State of Florida and is located in Largo, Florida. The prime goal of PPL is the manufacturing, forming, and packaging of over-the-counter health and dietary products for other companies to distribute and sell under private labels. Major product types are vitamins, mineral supplements, herbal therapy, and diet aids. PPL acts as a contract manufacturer with the expanded capability of manufacturing and/or assembling product lines consistent with the types of products developed by the Company. This acquisition will offer the Company production packaging, labeling and shipping capabilities for medical devices as well as PPL nutritional products.

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

Item 6.  Exhibits and Reports on Form 8-K

         On October 15, 1998, the Company filed a report on Form 8-K reporting under Item 2 the proposed acquisition of Phillips
Pharmatec Labs, Inc.

                            SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEDISYS TECHNOLOGIES, INC.



                                       BY:  /S/ Edward P. Sutherland
                                            EDWARD P. SUTHERLAND
                                            Chairman, Chief Executive Officer
                                       DATE:  November 20, 1998



                                       BY:  /S/  Gary Alexander
                                            GARY ALEXANDER
                                            Vice President, Chief Technology
                                            Officer and Treasurer
                                       DATE:  November 20, 1998