Form 10KSB/A
period 1997-12-31
MEDISYS TECHNOLOGIES INC
filed 1999-01-08
CIK 898128

United States Securities and exchange commission
                          Washington, D.C. 20549

                               AMENDMENT NO. 1
                                     to
                                FORM 10-KSB/A
(Mark One)
  [X]     Annual Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934
          For the Fiscal Year Ended December 31, 1997

  [  ]    Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          Commission File Number   0-21441

                        MEDISYS TECHNOLOGIES, INC.
              (Name of small business issuer in its charter)

               Utah                            72-1216734
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

        144 Napoleon Street, Baton Rouge, Louisiana 70802
         (Address of principal executive officers)     (Zip Code)

Issuer s telephone number:    (225) 343-8024

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

     Operating expenses for the year ended December 31, 1997
  ("1997") increased 28% when compared to the corresponding 1996 period, primarily attributed to increases for 1997 in the following items: cost of product sold (from $1,267 in 1996 to $29,797 in
  1997) related to the marketing of the Company's initial product; product research and development (32% increase) reflecting the Company's continuing development of new and existing products; professional services (74% increase) due to payments made in the Company's stock for services rendered; and general and administrative expenses (7% increase) due to normal increases in general business expenses. This increase was partially offset by the 7% decrease in salaries due to a reduction of staff. Because available funding decreased in 1997, the Company used both cash and its common stock to pay for its ongoing research and development. Available development funds were focused and allocated primarily to VetCeps , CoverTip , and other safety products, DisKlip and
  Re-Ty .     Interest expense increased to $379,142 in 1997 from
  $26,566 in 1996, primarily attributed to $365,424 allocated to interest expense to shareholders. This amount is comprised of the issuance of 407,226 shares of common stock valued at $356,323 in exchange for not calling certain notes payable due, and accrued interest payable of $9,101.

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

              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                     (Development Stage Companies)
                Consolidated Balance Sheet (Continued)


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    December 31,
                                                       1997

  CURRENT LIABILITIES

    Accounts payable                              $    391,257
    Accrued expenses (Note 3)                          361,092
    Payable-stockholders (Note 2)                       49,081
    Notes payable shareholder (Note 4)                  34,500

        Total Current Liabilities                      835,930

  LONG-TERM DEBT

    Notes payable  - less current portion (Note 2)     253,000

        Total Long-Term Debt                           253,000

        TOTAL LIABILITIES                            1,088,930

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

        j. Net Loss Per Share

        Net loss per share is computed using the weighted average number of common shares outstanding during each period. Pursuant to the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 83, common shares issued by the Company during the twelve months immediately preceding the initial public offering at a price below the initial public offering price have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods presented. There are no common stock equivalents. The Company will adopt the provisions of FAS beginning January 1, 1998.

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

NOTE 2 - PAYABLE - SHAREHOLDERS

        From time to time the Company receives advances from certain stockholders for the purpose of providing funds for the Company's operating expenditures. The Company has also advanced funds to stockholders. The outstanding balances of these advances fluctuates during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At December 31, 1997, there was a balance outstanding payable to stockholders totaling $49,081

        The Company also has notes payable to various shareholders in the aggregate of $253,000. The notes bear interest at 10% per annum, are unsecured and are due in 1999. The notes payable have accrued interest of $9,101 at December 31, 1997. Interest expense to shareholders was $365,424.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

       The Company has incurred $365,424 of interest expense to shareholders in the year ended December 31, 1997. This balance is comprised of the issuance of 407,226 shares of common stock valued at $356,323 in exchange for not calling the notes payable due and accrued interest payable of $9,101.

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

                                                 MEDISYS TECHNOLOGIES, INC.



                                        BY: Edward P. Sutherland
                                                (Signature)
                                             EDWARD P. SUTHERLAND
                                        Chairman and Chief
                                        Executive Officer
                                        DATE:     January 8, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        BY:  Edward P. Sutherland
                                                  (Signature)
                                             EDWARD P. SUTHERLAND
                                        Chairman, Chief Executive
                                        Officer and Director
                                        DATE:     January 8, 1999


                                        BY:  Gary E. Alexander
                                                  (Signature)
                                             Gary E. Alexander
                                        Vice President, Chief
                                        Technology Officer,
                                        Treasurer and Director
                                        DATE:     January 8, 1999



                                        BY:  Kerry M. Frey
                                             (Signature)
                                             KERRY M. FREY
                                        President, Chief
                                        Operating Officer  and
                                        Director
                                        DATE:     January 8, 1999



                                        BY:  William David Kiesel
                                                  (Signature)
                                             WILLIAM DAVID KIESEL
                                        Corporate Secretary  and
                                        Director
                                        DATE:     January 8, 1999