Form 10KSB
period 1998-12-31
MEDISYS TECHNOLOGIES INC
filed 1999-04-14
CIK 898128

United States Securities and exchange commission
                          Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)
  [X]     Annual Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934
          For the Fiscal Year Ended December 31, 1998

  [  ]    Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          Commission File Number   0-21441

                        MEDISYS TECHNOLOGIES, INC.
              (Name of small business issuer in its charter)

            Utah                           72-1216734
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

              144 Napoleon Street, Baton Rouge, Louisiana 70802
           (Address of principal executive officers) (Zip Code)

Issuer's telephone number:  (225) 343-8022

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
                Common Stock,  par value $0.0005 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $26,846

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $4,598.834 (Based on price of $.375 per share on April 13, 1999)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                 Outstanding as of January 20, 1999
Common Stock, Par Value $0.0005              34,009,757

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [  ]  No [X]

                    MEDISYS TECHNOLOGIES, INC.

                              TABLE OF CONTENTS

                                  PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  22

Item 4.   Submission of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . .  23

                                  PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . . . . .  23

Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . .  24

Item 7.   Financial Statements and Supplementary Data. . . . . . . .  28

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . .  48

                                 PART III

Item 9.   Directors and Executive Officers of the
          Registrant . . . . . . . . . . . . . . . . . . . . . . . .  48

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . .  52

Item 11.  Security Ownership of Certain Beneficial Officers
          and Management . . . . . . . . . . . . . . . . . . . . . .  53

Item 12.  Certain Relationships and Related Transactions . . . . . .  55

                                  PART IV

Item 13.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .  56

          Signatures.. . . . . . . . . . . . . . . . . . . . . . . .  57

                              PART I

Item 1.   Business

     Medisys Technologies, Inc. ("Medisys" or the "Company") was incorporated on March 17, 1983 as Whitewater Products, Ltd. under the laws of the State of Utah. On August 6, 1992, the Company acquired Medisys Technologies, Inc., a Louisiana corporation formed in 1992 to explore the potential for development of The SofCeps Birth Assistance Safety Device concept, and changed it name to Medisys Technologies, Inc. Following the acquisition, the Company began operations as a development stage research and development company.

     In December of 1998, Medisys acquired Phillips Pharmatec Labs, Inc. ("Phillips") which added revenue and manufacturing capability to Medisys for some of its patented products and the complimentary healthcare product lines of Phillips and its customers along with significant key personnel.

     In March of 1999, Medisys signed a letter of intent to acquire Health Care Direct Services, Inc. and affiliates. Management believes that this acquisition will add revenue to the Company and give Medisys the marketing capability necessary to begin commercialization of many of its proprietary devices and complimentary health care products of Phillips and its customers.

     The Company has invested approximately $7,000,000 in the development of its proprietary ideas and patented intellectual property. In 1998, the Company reduced its debt by approximately $1,1000,000 primarily through equity investment of four of its Board Members, Gary Alexander, Kerry Frey, William David Kiesel, and Edward Sutherland.

     The principal Executive and Administrative offices of Medisys are leased and located at 144 Napoleon Street, Baton Rouge, Louisiana 70802 and its telephone number is (225) 343-8022.. The Company also maintains a small operations office which it rents in Far Hills, New Jersey. Phillips Pharmatec Labs, Inc. conducts its manufacturing, packaging, and related operations out of two buildings in Largo, Florida. One of the buildings is owned by Phillips and one is leased. Health Care Direct Services operates from two locations in Lutz and Tampa, Florida.

     Today, Medisys Technologies, Inc is a diversified medical company which employs a multidivisional integrated business strategy. The Company owns 15 patents covering safety devices and other products that offer proprietary, high potential technology that is on the brink of' substantial commercialization. Medisys develops, manufactures and markets quality products which improve safety, nutrition and patient care. These products can be effectively sold using the management discipline of' market driven business units (MDBU's).

     The Company presently operates three market driven business units as synergistic independent divisions. The "Medical Device Division" concentrates on the commercialization of specialized medical devices in markets within large growing categories of medical care. The product focus is on medical safety within the specific market segments of "Sharps Protection" and "Women's Health". The Company's patented products within these areas provide a base for creating complementary multi-product specialized business units.

     The "Manufacturing "Division provides the Company with the internal capability of manufacturing its own proprietary products and other medical devices. Consistent with the overall Company philosophy, this division operates as an independent MDBU which produces substantial revenue through the manufacture of selected complementary health products of other companies on a contract basis.

     The Company also anticipates creating a "Marketing Division" which will operate as an independent MDBU to provide the Company with marketing resources to access certain niche markets for its medical devices.

The Business Units

MEDICAL DEVICE SAFETY

     Medical device safety is a large and growing issue within the healthcare community. The transfer of infectious diseases result in enormous economic and social costs. With AIDS (HIV), Hepatitis and other communicable disease, the possibility of accidental infection is a critical issue to healthcare workers and medical professionals. Approximately one million needle sticks are reported each year among healthcare workers with the probability of many more going unreported. The potential for transmission of the hepatitis C (HCV), hepatitis B (HBV) and the HIV (AIDS) viruses can occur from just one needle stick and the potential cost of a single contaminated needle stick injury is estimated between $250-$2,302 just for evaluation and testing. The Centers for Disease Control and Prevention ("CDC") reports 54 documented cases and 114 possible cases of healthcare workers who acquired HIV on the job as of December 1997. While the incidence of AIDS contracted through accidental needle sticks is low, the impact to the individuals tested and the cost of both the testing and treatment is enormous. For both hepatitis B virus and HIV infections, the primary source of exposure was, according to the CDC, is a contaminated dirty needle stick.


     On September 30, 1998, Governor Pete Wilson of California signed legislation that will make California the first state in the nation to require the use of safety needles to protect health care workers from hazardous needle sticks. With this new legislation, California is creating a model for national standard that will lead to a safer workplace for medical and public safety workers nationwide. National mandates for the use of sharps blunting systems for syringes are likely within the next two years.

     HYPODERMIC SHARPS SAFETY

CoverTipTM Hypodermic Syringe

     The current syringe market annually approaches 2.5 billion dollars in the United States alone. Currently, the State of Tennessee has followed California and become the second state to adopt safety syringe legislation. Safety syringes comprise less than 30% of the total market. The desire to use a safety syringe has been impeded by both cost and technique requirements of currently available safety syringes. Current safety syringes are four to ten times the cost of standard syringes. Safety syringe devices currently in the market are difficult to use and require hospital training and ongoing in service. These products do not cover the needle prior to removal from the skin and can pose danger upon extraction from the patient.

     In contrast to other safety syringes, the Medisys CoverTipTM device employs a unique but simple design which covers the tip of the needle while in the patient's skin and locks in place protecting the healthcare worker during the injection process as well as during disposal of the used syringe. There is virtually no difference in the use of CoverTipTM and in standard non-safety syringe units which translates into minimal medical user training and lower overall product cost. CoverTipTM provides needle tip safety that is easy to use at reasonable cost.

     The Company received U.S. Food and Drug Administration (FDA) 510K clearance to market the CoverTipTM safety syringe on May 15, 1998. Medisys is presently pursuing specialty applications for CoverTipTM and has begun a pre-market campaign in preparation for a limited market introduction of the hypodermic product application beginning in California.

PreSafTM Lever Fulcrum Hypodermic Syringe

     PreSafTM is an intramuscular injection safety syringe designed primarily for prefilled syringe application. These applications typically include flu shots, pneumonia shots, AIDS serums, and other epidemic treatment or prevention therapies. Like CovertipTM, but in a different fashion, it provides automatic passive protection before withdrawal from the patient. The Company has a clear patent search. The U.S. Patent has been applied for and is pending. Concept design is essentially complete. Prototypes and clinical development will begin after patent approval is received. This device will be marketed as an OEM product and sold to pharmaceutical distribution producers of pre-filled syringes.

     DIAGNOSTIC SHARPS SAFETY

     Medisys recognizes that diagnostic sharps applications are a critical area of medical device safety. This segment is largely unexplored and significantly under-penetrated by safety device solutions and has less competition and fewer economic barriers to entry than those apparent in the hypodermic field. These products address a somewhat different customer base than the hypodermic end user in that physicians and other more specialized technicians are the primary care givers who use diagnostic sharps instruments. The specialized and professional aspects of these devices will offer high margin opportunity to the marketplace.

     To fill this need for sharps safety protection, Medisys has developed a line of devices with more commercial potential than its hypodermic syringe line. Some of these devices are ready to enter the final phases of commercialization.

SofDrawTM

     SofDrawTM is a blood/fluid collection syringe designed to protect the clinician from an accidental self puncture with a contaminated needle during the collection of blood or bodily fluids and through the transfer of fluids into vials for transport and study. Current procedures use standard syringes, usually 15cc or larger. The operator is either drawing blood or aspirating fluid. Fluid aspiration is typically performed by physicians or other highly specialized technicians. In either case, the body of the patient is punctured and, after collection, the contaminated needle is withdrawn with the sharp exposed. Transferring the fluid into vials involves multiple opportunities for accidental self puncture. Importantly, intramuscular safety syringes, cannot be used because the safety mechanisms rely at least in part on forward movement of the syringe plunger/piston assembly. Achieving activation of the safety feature would run the risk of a potentially fatal air embolism. This procedure requires its own distinctive safety product since removing fluid from the body relies on rearward movement of the syringe plunger/piston assembly.

     The U.S. Patent has been issued, all filings are current and initial design development is complete through prototyping. A 510K application for marketing of the device with the FDA will be filed when the working design is finalized. Given the shared technology between this device and CoverTipTM syringe, a fast track clearance for marketing by the FDA is reasonably anticipated by Medisys. A Continuation in Part (CIP) application to cover features allowing large volume drainage without syringe barrel change is in process.

     The Company intends to market this specialized product directly to both OEM blood and fluid collection tray assemblers and specialty markets such as physicians arid phlebotomists.
Orthopedists will be a specific target customer group for the use of SofDrawTM during the drainage of knee and shoulder joints.

VacuSafTM

     This device, using CoverTipTM technology in combination with an adapted passive energy source, covers and protects the sharp of a blood collection needle while it is still in the vein. The safety mechanism is activated and locked with the first use of a vacuum specimen tube and the sharp is rendered safe prior to withdrawal. The device provides protection to the user and waste handlers and produces the added benefit of protecting the vein lumens during the collection procedure. Version "Select" permits selection of needle gauge for use with a single adaptive shroud while version "Fixed" is a pre-assembled unit, and safety mechanism, fixed to the shroud. Final design concept is essentially complete and working models have been fabricated. The Company has a clear patent search and the U.S. patent application is in progress and is anticipated to be ready for filing in 1999. A moderate volume test site has agreed to perform clinical trials as soon as clinical prototypes can be produced.

     The marketing direction of this device has not been finalized. Potential options are specialty sales to phlebotomists or as a license/OEM product for the major IV catheter manufacturers.

BxDrawTM

     This device is both a fine or coarse needle biopsy safety syringe. It is a physician specific device. The U.S. patent has been verbally approved and the Company has receipt of a formal
"Notice of Allowability."   The device provides user protection and
reduces risks of carcinogen cell "needle tracking". It also doubles as a post procedure safe carrier for transport to pathology. Development and regulatory status are similar to SofDrawTM.

     BXDrawTM addresses the needs of the diagnostic surgeon
(orthopedic, General Thoracic) and/or Radiologist and it is anticipated that it will be sold directly by Medisys to this specialized segment.

BX-T-DrawTM OBTSN

     "Obdurated Titanium Safety Needle." This device is designed for use with MRI (Magnetic Resonance Imaging) placement to take a tissue sample with a cutting needle. Concept design is complete and the company has a clear patent search. An application for a U.S. Patent will be filed when final design alternatives are complete. As with the BX, the BX-T-DrawTM device should be specialty marketed to Radiologists, Oncologists, general surgeons and other diagnosticians.




CoverStikTM

     This device permits safe collection of capillary blood. The small cutting blade is passively and automatically retracted into a protective housing concurrent with skin puncture. Applications include checks for glucose levels, clotting, and blood gases. As a system, CoverStikTM protects the user and eliminates reusable carriers, which contaminate easily and are known sources of
pathogen transfer, particularly hepatitis.   Conceptual design work
is complete. The Company has a clear patent search and will file a patent application as soon as final design alternatives are complete.

     The CoverStikTM marketing plan is to sell directly to Lab and Respiratory Therapy as well as to the OEM market to diagnostic companies.

SAFETY IN WOMEN'S HEALTH

SofCepsTM

     The Company's primary women's health device is an obstetrical tractor (birth assistance delivery device) known as SofCepsTM which, in part, is designed to replace traditional steel obstetrical forceps and vacuum extractors used to assist child birth. SofCepsTM is intended to offset the possible negative obstetrical consequences of epidural anesthesia which may slow or interrupt the descent of the fetus through the birth canal and may diminish maternal ability to produce voluntary and involuntary contractions during delivery. SofCepsTM is a disposable soft and thin double-walled multifiber braided axial gripping cylinder, which is placed over the fetal skull with a simple application system. It is designed to uniformly distribute assisting traction forces about the circumference and longitudinal surface areas of the fetal skull.

SofCepsTM

     The devices that SofCepsTM is designed to replace are traditional steel obstetrical forceps and vacuum extractors. The Company believes that maternal/fetal injuries associated with the use of these devices will be reduced with the adoption of this new approach. Maternal injuries caused by forceps range from spiral lacerations to severe lacerations of the cervix resulting in increased in-patient time, major surgical repair, incontinence, sexual disorders, protracted discomfort, death, and substantial increases in health care costs. Infant injuries due to the use of forceps include minor "forceps marks", fractures of the fetal skull, central nervous system (CNS) deficit (cerebral palsy), severe mental retardation, blindness, deafness, and death. Injuries may also include slowed development of motor skills and learning disability.



     The vacuum extractor was developed as an alternative to traditional steel obstetrical forceps, but after over thirty years of use it still presents clinical problems. The operative feature of the device is a suction cup that is applied over the crown portion of the fetal skull where traction forces are concentrated. Improper traction can result in the device "popping" off the fetal skull with secondary rebound trauma being transmitted to the intracranial area. Hematomas over the skull have been noted due to the use of the vacuum extractor. Use of both forceps and vacuum extractors require a high degree of skill and training.

     Clinical testing of SofCepsTM began in October 1993. During the first year of testing, it was determined that SofCepsTM presented little, if any, risk of maternal injury. Traction testing on several stillborns demonstrated no evidence of fetal trauma and permitted clinical conclusion that the device was very likely to be less injurious to a fetus than traditional devices.

     On April 6, 1995 a developmental milestone occurred when a term stillborn was successfully delivered with the device. During this procedure, application over the fetal head was accomplished and the Company concluded the device was clinically effective in assisting completion of the delivery. Several modifications of the SofCepsTM delivery system have been made and with the completion of a minimal number of stillborn deliveries, the results expected from the Phase One testing protocol were considered completed by the Company.

     Application for approval of Phase Two protocol governing live deliveries has begun. More testing was planned in the fourth quarter of 1997 and the first quarter of 1998. An interruption of the research and development capital needed to refine the clinical prototypes to a final commercial design has delayed these clinical studies. Internationally, clinical sites at the Perinatal Institute in Bern, Switzerland, the Hospital Central in Mexico, and the Kenyata National Hospital in Kenya were selected for live birth testing. This testing has not commenced at present, but is anticipated to begin first in Mexico and later in Switzerland and/or Kenya with the acquisition of adequate research and development capital and completion of final commercial design.

AmnioSafTM

     This safety syringe device is designed to protect both the physician and the fetus during amniocentesis. Protection of the fetus is provided through reduction of the risks of eye, thorax, cord, or placental puncture. Patent, development, and regulatory status are similar to SofDrawTM.

     AmnioSafTM will be marketed to obstetricians and gynecologists (OB/GYN) and will complement the Women's Health focus of Medisys as well as Medical Safety.




THE MANUFACTURING DIVISION

     The Manufacturing Division (Phillips Pharmatec Labs, Inc.) provides the Company with the internal capability of assembling its own proprietary products and other medical devices. The manufacturing division is dedicated to expanding its contract manufacturing capability in order to substantially increase the revenue position of Medisys and to enhance the growth potential of the Company. Currently, this business unit is profitable with opportunities for internal growth as well as new strategic acquisitions.

OTC Contract Manufacturing

     As a contract manufacturer of over-the-counter complementary health care products, Phillips produces vitamins, mineral supplements herbal therapy and diet aids. These products are produced for customers under private labels and are packaged and shipped from the Company's location in Largo, Florida.

     The first step in the manufacturing of an order can involve either compounding ingredients using client-specific formulas, or the use of premixed combinations. Currently, clients specify the ingredients to be mixed, and the Company performs the process. The Company plans for an onsite laboratory in which original formulation can be created and tested, allowing Phillips to further capture more revenue from each order.

     The second step in the manufacturing process involves product formation. Typically, the health and diet supplements are taken orally by end-user customers; thus the Company prepares the product in either a tablet or capsule form. This is accomplished with high-speed encapsulators and minimal manpower. Powdered bulk products, such as dietary supplements, are typical products as well. To further increase revenue, Phillips plans to add more liquid and paste medications to their present product mix.

     The last step in the manufacturing process includes packaging, labeling and shipping. The labeling process involves the placement of the clients' private name brand on the supplement container.

Device Assembly and Manufacture

     The acquisition of Phillips provided additional revenue and also gave Medisys an immediate capability to begin assembly and manufacture of some of its proprietary products. Phillips also provides the future capability, through achievable expansion, to transition into the manufacture of the Medical Safety Products.

     Phillips has completed the set up and preparation for producing two of the Company's proprietary specialty products.
These products will also be marketed by the Marketing Division
(HCDS) which is pending acquisition by the Company.

     Medisys Specialty Products that are being produced and commercialized through the newly established manufacturing and marketing divisions are:

Vetceps Obstetrical Tractor

     VetCeps is a veterinary application of the SofCepsTM obstetrical tractor. The Company enjoys patent protection for veterinary application in bovine (cattle), ovine (sheep), and equine (horse) obstetrics within its original patents. Development thus far has been limited in large measure to the bovine application because of its substantial potential market. The device has been successfully used on both foreleg and hind leg to deliver live and stillborn calves. This product is now being sold commercially in eight foreign countries and the United States.

DisKlipTM

     DisKlipTM is a latex free securement device used in connection with the management of standard intravenous administration of medication (IV) and other medical tubing and lines. DisKlipTM is a simple and inexpensive disposable (single-use) securement device designed to afford the medical provider with an easier, more efficient means to attach and manage medical tubing.

     The Company believes that DisKlipTM will require little or no personnel training and will result in savings in nursing time, reduction of instances of site inflammation and irritation of vein walls (lumens), reduction of instances of infiltration and vein wall puncture, reduction of risk of sepsis, and reduction of patient discomfort.

     The Company has limited hospital field-testing consisting of actual patient use at several hospitals in the United States and in Mexico. Additional designs are being constructed to accommodate various locations of the body such as: MultiKlip, for management of multiple tubing/lines; KidKlip, a pediatric version and The Freedom IV device, a retractable IV line management device. Market sampling and testing will be initiated to determine the viability of the product in the marketplace prior to assembly.

Re-TyTM

     Re-TyTM is a releasable, adjustable and reusable "cable tie" product group that was developed originally to enhance the VetCeps device. The Company has three designs: side release, top release and enscoping; all of which are intended for out license to industrial users.

Limited market sampling and testing of the top-release version is being conducted to determine the viability of the product in the marketplace prior to manufacture and packaging.




OTC PRODUCTS

     There is a growing trend among "baby boomers" toward alternatives to traditional medicine recognized as big business in the Health Care industry. The use of complimentary health care products such as vitamins and dietary and nutritional supplements, has created a niche industry in Health Care that is growing at an increasing rate. Sales nationwide have increased consistently since 1994 and annual growth rates for vitamins and mineral supplements are expected to surpass 7% annually through the year 2000.

     Over The Counter complementary health care products also represent a rapidly growing market. According to the Non-prescription Drug Manufactures Association (NDMA), over six hundred products are now available on the over-the-counter basis. The Food and Drug Administration (FDA) began a review process in 1972, in which they have been identifying well-established prescription drugs which could be switched to over-the-counter status. In 1976, six popular drugs switched from prescription to over the counter status. In 1986, sixty-five medications switched, and the trend is expected to increase in the foreseeable future.

     Studies show that consumers self-treat medical problems four times more often than health care professionals do. It is estimated that sixty to ninety percent of all illness is now treated initially with self-care, including self-treatment with over-the-counter drugs.

     As a contract manufacturer of over-the-counter complimentary health care products, Phillips produces vitamins, mineral supplements herbal therapy and diet aids. Phillips does not currently manufacture any products under its own label.
Occasionally, customers will ship liquids, tablet and capsules to the Company in bulk for packaging and labeling.

     The Company's present product mix consist of 50% capsules, 25% bulk powder, 10% liquids 10% other and 5% tablets. To increase margins and attract new customers Phillips plans to have a product mix that consists of 25% tablets, 25% liquids, 17% capsules 17% bulk powder and 17% other. These products are produced for customers under private labels and are packaged and shipped from the Company's location in Largo, Florida.

THE MARKETING DIVISION

     The Company's Marketing Division (Health Care Direct Services, Gulf Coast Media and Direct Distribution) (acquisitions pending) will operate as an independent MDBU to provide the Company with marketing resources to access high opportunity niche markets for its medical devices with marketing, distribution and direct sales capabilities for the complimentary health products manufactured by the Company and its customers.

     In March of 1999, Medisys signed a letter of intent to acquire Health Care Direct Services, Inc. ("HCDS") and affiliates. This provides the Company with the marketing capability to begin commercializing many of its proprietary devices as well as the complementary health care products of Phillips and its customers. In keeping with its ongoing acquisition strategy, the Company believes that HCDS will potentially enhance the revenue position of Medisys.

MANUFACTURING PLAN

     The Company intends to contract the production of its products through internal divisions and/or third party vendors. By having the company manufacturing business operate as a stand alone contract manufacturer, Medisys has internal production resources available that are profit centers through the business generated with outside customers.

CoverTipTM

Market Analysis

     Currently $2.5 billion of annual sales volume is generated with the use of syringes in the United States with safety syringes purchases approximating $300 million of this amount. The penetration rate of safety syringes is driven by concern over the health of the doctors, nurses, and other healthcare professionals as well as cost associated with their care and the testing necessary in response to the occurrence of accidental needle sticks.

     Significant regulations in California require the use of needle safety devices by August 1, 1999. Tennessee and approximately twenty other states are considering similar legislation. Federal requirements are anticipated within the next year.

     The rate of accidental needle stick reported by the Center for Disease Control (CDC) was one occurrence for every 250 injections made. Although the number of confirmed cases of AIDS contracted accidental dirty needle sticks remains small (less than 100 individuals) the occurrence of hepatitis and other infectious diseases compounds the problem and cumulatively results in high cost, liability, long-term care and productivity losses. Requirements for reporting all accidental dirty needle sticks result in subsequent testing cost alone for each event from between $250 and $2,302.

     Although there is substantial support from legal requirements, the healthcare worker community and medical safety advocates for safety syringes, there are still various obstacles to other devices currently available. These include higher cost, from three to five times standard syringes, as well as the difficult technique changes necessary to use many of these cumbersome devices. The in service cost to train a myriad of healthcare practitioners using syringes places an added burden on the conversion rate due to the awkward nature of currently existing safety syringes. Many of these products require two-handed application techniques which can, at times, present accidental stick opportunities.

     The problem has become so well recognized, that on September 30, 1998, Governor Pete Wilson of California signed into law legislation to require the use of safety needles to protect health care workers from hazardous needle sticks. Under the bill, California Health Care Employers were required to begin to shift to safe needle devices by January 15, 1999. The Company believes that this is an important first step toward FDA and OSHA mandates for safe needle devices throughout the United States.

     1.  Customer characteristics:

     Customers for the CoverTipTM safety syringe include all healthcare workers, nurses, physicians, hospitals, clinics, managed care organizations as well as insurers.

          a.  Doctors, nurses, and healthcare providers.

          The desire to reduce the likelihood of an accidental dirty needle stick is strong with all healthcare workers.
     Individuals who have contracted AIDS, hepatitis and other life threatening contagious disease have become advocates for the adoption of safety devices within the healthcare community. These individuals and organizations supporting healthcare worker safety provide impetus for the use of safety syringes and legislation requiring safety products.

          b.  Hospitals.
          The need to reduce the cost of testing associated with accidental needle sticks, reduce potential liability and negative publicity, and pressure from healthcare worker organizations are strong motivators for hospitals to adopt a relatively low cost easy to use safety syringe. State and Federal requirements for safety devices will cause hospitals to search for products that offer safety and reasonable cost as well as medical staff acceptance.

          c.  Managed Care/Insurance

          Managed Care organizations and insurers assume the burden of liability both for treatment and damages associated with accidental needle sticks. These groups appear supportive of efforts to reduce the incidence of infectious disease contracted by cross contamination but are sensitive to cost issues. Presentations of compelling cost in use studies will be needed to gain managed care product support.

     2.  Competitive Evaluation:

     Within the syringe business in the United States, Becton - Dickenson enjoys the largest market share position of approximating 60% of the market. Sherwood Medical, a division of Tyco Industries has approximately 30% with the remainder of the market which is divided among numerous private label as well as foreign companies such as Terumo. The safety syringe market is sub-divided in similar fashion. Over 450 patents have been issued on various types of safety needles and/or syringes. Despite the interest and effort to convert to these products, difficulty in changing behavior of the application technique as well as the prohibitive cost, from three to ten times standard syringes, has inhibited the penetration of safety syringes into the overall standard syringe marketplace. However, the advent of required safety protection will transform companies to a comparison of the various safety devices available. The Company believes that minimal market acceptance of CovertipTM and their other patented safety devices will place Medisys in a position to acquire a competitive presence in this marketplace.

     3.  Marketing Plan:

     Due to the large capital investment required to manufacture large quantities of the CoverTipTM safety syringe, the Company's selling strategy will ultimately be to obtain a third party large company partner. This partner will need manufacturing and distribution resources and expertise to rapidly introduce a product into the marketplace.

     The CoverTipTM safety syringe addresses each of the major issues associated with current safety syringes and provides benefits over standard intramuscular (IM) syringes. Standard syringes cost between $0.06 and $0.12 each and it is anticipated that the CoverTipTM safety syringe will be priced at less than $0.20 each after substantial market penetration and high volume production are achieved. Specific costs will be developed once full production plans are implemented. Other safety syringes currently cost between $0.25 and $0.75 and have use and technique limitations.

     Because the CoverTipTM safety syringe requires no change in technique, and is currently identical in use to a standard syringe, it will eliminate educational (inservice) requirements that currently exist with many safety syringes on the market. Additionally, because of the unique design of the CoverTipTM, the needle tip is actually protected prior to removal from the patient's skin. This greatly reduces any contaminated needle exposure to the healthcare worker and offers an advantage to other safety syringes that require extraction from the patient's skin prior to implementation of various needle tip protection methods.

     Medical diagnostic products are used by physicians and other medical professionals. These products offer the potential for premium margins due to their high cost of procedure, unique presence in the market, and market specialization.

SofCepsTM

Market Analysis

     The market for obstetrical products, both in the United States and worldwide, is substantial. While declining birthrates are a factor for consideration in western countries, a stable growing United States market of about 4,000,000 births per year for the next ten years is forecasted. Management believes that the rapidly expanding population growth of third world and Pacific rim countries represents a marketing opportunity for assisted delivery devices and obstetrical products in general. The simple technology that SofCepsTM employs will be of particular appeal in third world countries and should offer strong market opportunities.

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

     Stainless steel forceps apply a concentrated gripping force on the fetal head which can result in a series of injuries from minor "forceps marks" to skull fractures with massive brain damage, central nervous system damage and fetal death. The manipulation of the steel forceps in the birth canal often causes maternal injuries ranging from spiral lacerations of the pelvic floor to severe lacerations to the cervix. In both instances, these injuries result in significantly increased healthcare costs associated with post-delivery complications and increased inpatient days. Such injuries are exhaustively dealt with in the medical literature and the obstetrical community would most likely welcome a device which promises a significant reduction in maternal and fetal morbidity.

     The only other significant attempt to introduce a new product into this forceps arena has been the vacuum system. The vacuum unit was patented in the late fifties and in spite of numerous attempts toward refinement, management feels that the approach still remains plagued with disadvantages. The system grips the upper half of the fetal skull with a suction device and traction is then applied. Use of the system frequently results in hematoma over the fetal skull as well as rebound trauma caused by the device popping off the fetal skull. Once in place, the device precludes manual rotation of the skull. Rotation is frequently required to ease passage through the pelvis. Many obstetricians have experienced difficulties because they resort to twisting on the extractor to accomplish rotation. This can result in serious fetal injury. For these and other reasons, the vacuum system is not the instrument of choice for many obstetricians who continue the use of traditional forceps.

     1.  Customer Characteristics

     Potential customers for the SofCepsTM product include obstetricians, managed care organizations, hospitals and patients
(consumers).

          a. Obstetricians

          The need for safe, reliable birth assistance creates a base need for replacement of current devices. Documentation of successful deliveries, with reduction of risk to both mother and infant, will be a strong motivator influencing the adoption of SofCepsTM by the obstetrical community. The
     American College of Obstetrics  and Gynecology (ACOG) has
     28,000 members.

          b. Hospitals (Health Care Providers)

          Management believes that obstetrical care is being consolidated within communities to birthing centers to establish a cost effective delivery system for this service.
     Hospitals are increasingly under pressure to reduce    costs,
     while maintaining quality of care. SofCepsTM offers these healthcare providers the opportunity to increase the quality of the delivery process, while reducing the overall cost of care. An additional opportunity is the economic potential for reduced malpractice insurance and C-Section rates.

          c. Patients (Consumers)

          Patients are increasingly aware of the need to reduce health care costs, but at the same time are concerned over the quality of care. Forceps use and the concept of vacuum extractor assisted deliveries are innately unpleasant to the average consumer. Therefore, management believes that the SofCepsTM product, as well as other simple Medisys products, represent viable alternatives to the general consumer community, including Women's health and pediatric advocacy groups.

     2.  Managed Care (Insurers)

     Managed care organizations are interested in containing costs and directing cost efficient products and procedures. Cost in use and potential reduction of C Section rates will position SofcepsTM to managed care consideration.

     3.  Competitive Evaluation

     The competitive product situation for obstetrics includes products that are a part of diversified health care corporations with slight focus on obstetrics. In the device arena, products for obstetrics are produced from divisions of various companies whose products are broadly based in many areas of health care. Equipment companies such as Utah Medical and Hewlett Packard market monitoring equipment and diagnostic tools for OB. Competition to SofCepsTM includes instrument manufacturers such as the Codman Division of Johnson & Johnson, V. Muellar, and Weck manufacture obstetrical forceps in various forms. Vacuum extractors are manufactured by Utah Medical, Columbia and others. Instrument companies and vacuum extractor companies do not look at these products as a major product line. However, they can be expected to respond with alternative methods of assisted delivery once the SofCepsTM product is introduced into the market place.

     4.  Market Potential

     SofCepsTM is intended to be multi-dimensional in use and is designed to be applied in a prophylactic manner when mother and fetus do not present contraindications. SofCepsTM is a totally new concept which the Company intends to market on a worldwide basis. The market is limited only by the eventual degree of acceptance in the obstetrical community and by the number of live births in each given market area. The device is disposable after a single use and thus a potential market exists for repeat orders. The degree of market penetration will depend upon product acceptance and effectiveness of marketing efforts. The medical marketplace is receptive to new products which can provide better patient care, savings in medical costs, benefits to the health care industry, and which represent advances in risk reduction. The Company is poised to effectively demonstrate that the device will meet the criteria of today's managed healthcare marketplace.

     There are no past or present medical comparables to SofCepsTM and pricing is based on costs of manufacture and distribution, including usual administrative items, as well as preliminary price sensitivity analysis. Medisys believes that a price of approximately $150 per device will meet the requirements of the managed care environment.

     5.  Non-Controllable Elements

     With significant health care reform apparently postponed for the foreseeable future, government intervention would appear only to enhance the prospects for SofCepsTM as well as other Medisys technologies. The managed care companies should encourage the use of SofCepsTM and economic studies are planned in order to document the value of the SofcepsTM device.

     The Company intends to participate in economic studies of various products to demonstrate their positive cost outcome versus standard care and other competitive methods of treatment. These economic studies may be conducted from assessment of currently available data and/or specific studies to demonstrate reduction in overall cost through use of Medisys products. These studies are anticipated to commence simultaneously with market introduction of the various products and take varying amounts of time to complete based on their complexity. Although these studies support various benefits of the Company's products, they are not deemed critical to market introduction, rather enhancements to each of the product's value to key decision makers. The greatest elements outside immediate control would be the introduction of similar birth assist products and the uncertainty of the FDA approval process.

     6.  Marketing Plan

     The Company currently plans to market SofCepsTM on a direct basis or through a co-marketing arrangement with supplemental sales support from specialized sales representatives. This approach is intended to achieve appropriate marketing activity while minimizing selling expenses. The Company plans to distribute Medisys products worldwide through international market development brokers.

     Concurrent with development and refinement efforts, the Company will employ comprehensive measures designed to apprise the obstetrical community of what is forthcoming. Management will endeavor to have customers ready and waiting when the device enters mass production. These efforts have begun with public relations and preliminary market communications which are underway.

     Selling strategy will take a multi-focused approach centered around the following customer groups:

               a. During the final development stage the Company will communicate with Obstetricians via direct mail and convention exposure at major OB meetings to introduce the concept idea of SofCepsTM. In addition, after successful live birth clinical testing, educational seminars will be conducted on the appropriate use of SofCepsTM by targeting the thought leaders and volume delivery obstetrical centers. Specific effort will be made to establish SofCepsTM advocates in the top 20 markets nationally. Major benefits that will be positioned to the obstetrician will include an increase in patient care and potential for reduced malpractice insurance.

               b. Major obstetrical societies will be contacted and requests made for endorsements of the SofCepsTM product versus forceps use.

               c. After product testing, the Company plans to commission a panel of distinguished obstetricians as an advisory group to provide broad input and endorsement support.

               d. Obstetrical Nurses will be exposed to the product through convention activity at major meetings, select targeted direct mail to key association officers, and thought leaders within the major metropolitan markets.

               e. Providers/Hospitals. A direct selling strategy will be employed to the top 200 obstetrical hospitals. In addition, group purchasing organizations will be contacted for inclusion of the SofCepsTM product into their "formulary." The major selling appeal to providers is the potential to increase care quality and the potential for reduction of C-Section rates and malpractice occurrence.

               f. Although physician obstetricians will be the final users, the device is considered a hospital supply item.
     Exclusively, hospitals with obstetrical units will be the customers of the Company.

               g. Managed care organizations have established a list of procedures which they feel are being excessively used within the health care community. Included as one of the highest within this list are C-Section rates. C-Sections currently cost about $4,570 more than normal vaginal deliveries and there are wide variations of occurrence by institution and geography. Management believes that the use of SofCepsTM should generate a net savings over C-Section delivery.

               h. The Company's selling strategy will include contacting major women's and children's advocacy organizations. The development of a press kit for use in local areas where
     SofCepsTM has been adopted for use will provide an efficient tool for local media, physicians, and hospitals thereby enhancing general media public relations.

               i. Insurers. If SofCepsTM proves clinically successful and produces a relatively short track record of safe and injury free deliveries, the Company believes that medical malpractice and health insurers will support the transitioning of insured obstetricians from the continued use of forceps.
     A single instance of infant brain damage can cost an insurer in excess of $40 million dollars. A demonstration that SofCepsTM will reduce the number of such instances will ingratiate insurers and compel their collective assistance.

               j. Women's Groups. The Company intends to advertise and solicit various consumer periodicals that target a predominantly female readership. By using the family periodicals as communication tools, the message of the benefits of a SofCepsTM delivery will be widespread.

               k. Education. The Company intends to provide user training through seminars, literature, clinical video programs, and clinical workshops. Emphasis will initially be placed on working through teaching hospitals in the various geographic markets. Planning is underway for a detailed and intense education program. Plans are to conduct at least one seminar per month at strategic geographical areas across the United States.

     7.  Advertising and Promotions:

     The Company has commenced initial public relations and market education activity. This initiative consists of periodical news releases and publication in a limited number of business and professional publications about the Company in general. Further advertising and public relations will be targeted to each category. For example, even though hospitals will be the purchasers, obstetrical physician users will dictate whether the purchases are made. This will require a blanket effort to insure wide familiarity with the device within the obstetrical community.

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





     8.  Product Warranties

     The Company intends to develop reasonable warranties with application of the SofCepsTM product. These warranties will be contained in the product package insert which will be included with every SofCepsTM unit sold or distributed.

Backlog

     The Company has no backlog for any of its products.

PATENTS AND TRADE SECRETS

     The Company owns fourteen U.S. patents and one foreign patent protecting the Company's SofCepsTM, CoverTipTM, SofDrawTM, Multi-DrawTM VetCeps, DisKlipTM, and Re-TyTM devices. These consists of U.S. Patent numbers 5122148, 5217467, 5318573, 5460611, 5496283,
5573539, 5593413, 5632750, 5681290,5687455 (two device patents),
5785662, 5836054, 5846228 and 5720727.  The Company also owns one letters patent protecting the SofCepsTM device (no. 669116) from Australia. Eleven of the issued patents are being prosecuted internationally. Additionally, the Company has pending a mix of seven original and/or CIP applications. The Company also has a backlog of viable proprietary product concepts which meet company development criteria.

     The Company has filed six U.S. trademark applications preserving its right to use the trademarks "SofCepsTM", "VetCeps", the "Medisys " logo, "DisKlipTM", "SofDermTM", and "CoverTipTM". As the Company proceeds forward with the commercialization of these and other products, it will file U.S. and foreign trademark applications to protect product names.

     The Company intends to obtain copyright protection on its product packaging, instruction sheets, and such other Company materials that the Company believes significant to warrant procurement of copyrights.

GOVERNMENT REGULATION

     Generally, all medical devices are subject to FDA regulation under the Medical Device Amendments of the Federal Food, Drug and Cosmetic Act. Devices are classified into one of three categories; Class I, Class II or Class III, depending on their intended use and upon the degree of regulation necessary to provide reasonable assurance of their safety and effectiveness. The class into which any specific device is placed determines the requirements that must be met before a manufacturer may distribute the device in interstate commerce. Section 510(K) of the Medical Device Amendments provides for a pre-market notification requirement. Manufacturers intending to market a new or significantly modified device, must submit to the FDA a pre-market notification. This notification must establish substantial equivalence in terms of safety and effectiveness, to a device already on the market in the United States prior to 1976, or to a device marketed after that date that has been determined to be substantially equivalent. The notification must be submitted at least 90 days prior to introducing the device into interstate commerce, or otherwise holding or offering the device for commercial distribution. No prototype is required, however, additional data from testing may be requested.

     Within 90 days of receipt of the pre-market notification, the Center for Devices and Radiological Health ("CDRH") determines whether the device is "equivalent". If the device is deemed equivalent, it can be marketed. If the CDRH determines that a device is not equivalent, the manufacturer may resubmit the 510(K) notification with new data, file a reclassification petition, or submit a pre-market approval application ("PMA"). A PMA is required instead of the Section 510(K) process only if the device is held to be a Class III device. Class III devices are those represented to be life-sustaining or life-supporting, are implanted in the body, or present potential unreasonable risk of illness or injury. Class III devices are subject to a more rigorous FDA approval process which generally required the completion of three major steps. The first step involves the granting by the FDA of an Investigational Device Exemption ("IDE") which permits the proposed product to be used in controlled human clinical trials. Upon completion of a sufficient number of clinical cases to determine the safety and effectiveness of the proposed device for specific indication, a PMA is then prepared and submitted to the FDA for review. This extensive submission includes design, manufacturing, quality control and clinical data to substantiate the proposed device's compliance with FDA manufacturing regulations as well as to support its medical effectiveness. Upon acceptance by the FDA of the PMA, the third major step, a public review if the data by an advisory panel of the FDA, industry and medical professionals takes place. Prior to receiving final approval, a company is inspected by the FDA to verify that its manufacturing procedures meets all requirements of the FDA regulations.

     The Company believes that both of its primary safety products are "substantially equivalent" to devices already marketed and are therefore exempt from PMA. However, the fact that the SofCeps_ device involves the birthing of babies, the Company's approach has been and remains determined to follow a protocol consistent with all FDA guidelines and to complete all good manufacturing practices prior to marketing the product.

     A discussion of where the Company stands with regard to the FDA process is included under each product heading.

     Prior to Phase I testing of SofCepsTM, the Company applied to the FDA for a 510(K) exemption from Pre Market Approval (PMA) for marketing the SofCepsTM device. PMA could require a lengthy testing and approval process. The FDA has reviewed the Company's application and testing protocol. Based on Phase I data, the Company was allowed to continue its fetal demised clinical testing. An Investigational Device Exemption (IDE) Draft for Phase II testing has been submitted to the Office of Device Evaluation (ODE/OB-GYN) for review and comment. The Company has established a positive dialogue with the FDA and believes that the IDE process will be postured to proceed with Phase II testing when Phase I is successfully completed. The Company intends to resubmit a 510(K) application to the FDA concurrent with the accumulation of live human clinical test data.

     The CoverTipTM safety device received 510(K) FDA clearance on May 15, 1998. This allows the Company to market the CoverTipTM device in the U.S. and provides a basis for approvals in other international markets. The approval of the CoverTipTM device should enhance the Company's ability to gain clearance for its other safety devices.

     Other than the FDA, the Company does not believe that there are any existing or probable governmental regulations that would adversely affect the Company or its business.

PRODUCT LIABILITY AND LIABILITY INSURANCE

     The Company may be exposed to potential product liability claims by users of its products. Presently, only the Vetceps product is in commerce, therefore, in the opinion of the Company, there is no immediate exposure to product claims other than from Vetceps The Company currently maintains general business liability insurance limited to $1,000,000 coverage per occurrence and in the aggregate. Additionally, the Company has obtained product liability insurance for the VetCeps product from American Equity Insurance Company. The coverage limit on this policy is $1,000,000 per occurrence with a $1,000,000 general aggregate. Due to a reduction in the dollar volume of sales, this coverage has been suspended until active marketing is funded.

     All materials used in Medisys disposable products are standard medical materials compatible with present methods of hospital disposal in accordance with accepted practices and applicable laws.

     The Company's clinical testing for human use has been through St. Paul insurance Company with coverage limits of $5,000,000 per occurrence and $15,000,000 aggregate coverage.

     Product liability insurance is also maintained on the products manufactured by Phillips.

EMPLOYEES

     As of March 1, 1999, the consolidated companies of Medisys employed 46 individuals including part time and full time employees, managerial staff and executive officers. In addition to its employees, the Company uses the services of certain consultants on a contract basis. These consultants include, William David Kiesel, a patent attorney and Director of the Company; Carolyn Crochet, an accountant and bookkeeper; Joel Faden, an FDA consultant; George Lombardi, a CFO/Accounting/Consultant KJS financial consultants and Eastern Capital Consultants. Mr. Kiesel is reimbursed for patent costs and expenses only. Ms. Crochet is compensated on an hourly basis. Mr. Faden and Mr. Lombardi are compensated on an hourly basis, as services are needed. The financial and capital consultants are compensated only on a results produced basis.

Item 2.   Properties

     The Company leases office facilities consisting of approximately 1,500 square feet located in Baton Rouge, Louisiana. The lease calls for a monthly payment of $835 plus utilities and is an annual lease renewable in October of each year. The office is primarily devoted to administrative and financial activities. Additionally, the Company leases office space in Far Hills, New Jersey at a cost of $850 per month. The New Jersey office is primarily used to oversee operations including marketing, development and acquisition of new products. The Company believes that all of its initial requirements for manufacturing, packaging, and storage will be met by its acquisition of Phillips Pharmatec or by other contract manufacturers. The Phillips facilities are described hereinabove under the heading "The Manufacturing Division."

Item 3.   Legal Proceedings

     The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened. In December 1998, the Company issued a proxy statement attaching only unaudited financial statements of Phillips, its acquired subsidiary, and on February 16, 1999, The Company voluntarily agreed to sign the entry of an informal cease and desist order by the agreeing to send audited statements to its shareholders and to more carefully follow the proxy rules in the future.



Item 4.   Submission of Matters to a Vote of Security Holders

     The acquisition of Phillips Pharmatec and a provision to give the Board of Directors the authority to reverse split the stock in their discretion, if deemed appropriate in the future were submitted to a vote of the Company's Securities Holders on December 22, 1998 held in Baton Rouge, Louisiana, pursuant to notice and after the filing of a proxy statement with the commission and mailing to the shareholders of record more than 10 days thereafter. Both proposals were passed by more than 90% of the shares who were present in person or by proxy. More than 70% of the total shares outstanding were represented at the meeting, therefore the proposals were approved by more than 60% of the total number of shares outstanding as of the record date.

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

     The Company's Common Stock has been traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "SCEP", and in the National Quotation Bureau, Inc. "pink sheets" under Medisys Technologies, Inc.

     The following table sets forth the range of high and low bid prices of the Common Stock for each calendar quarterly period since the first quarter of 1997 as reported by the National Quotation Bureau, Inc. ("NQB"). Prices reported by the NQB represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

                              High          Low

     1997
          First Quarter       2.44           1.12
          Second Quarter      1.94            .87
          Third Quarter       1.47            .56
          Fourth Quarter      1.19            .44

     1998
          First Quarter        .94            .31
          Second Quarter       .88            .28
          Third Quarter        .47            .15
          Fourth Quarter       .38            .16

     1999
          First Quarter(1)     .50            .13
______________
         (1)  Through March 31, 1999.

     As of December 31, 1998 there were approximately 460 holders of record of the Company's Common Stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The Company estimates that in excess of 1,000 shareholders of the Company hold their shares in the name of broker-dealers.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.



Recent Sales of Unregistered Securities

     A description of recent sales of unregistered securities can be found in the Consolidated Statements of Stockholders' Equity and
Note 7 to the Consolidated Financial Statements which can be found elsewhere within this Form 10-KSB. Issuances of securities by the Company were made in reliance upon the exemption from registration under the Securities Act of 1933, as amended, provided by
Section 4(2) thereunder.

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

Results of Operations

     The net loss for the year ended December 31, 1998 decreased
$840,188 to $1,252,501 when compared to the corresponding 1997 period. These results are primarily attributed to the costs associated with the Company's effort to finalize development of its products.

     Operating expenses for the year ended December 31, 1998 ("1998") decreased $792,034 when compared to the corresponding 1997 period, primarily attributed to decreases for 1998 in the following items: product research and development (45% decrease) reflecting the Company's completion of development of new and existing products; and general and administrative expenses (50% decrease) due to reduction in staff and in general business expenses. Because available funding decreased in 1998, the Company used both cash and its common stock to pay for its ongoing research and development. Available development funds were focused and allocated primarily to CoverTipTM and other safety products.

Liquidity and Capital Resources

     Historically, the Company's working capital needs have been satisfied through its financing activities including private loans and raising capital through the sale of securities. Working capital as of December 31, 1998 was a negative $790,026 as compared to working capital of a negative $780,243 as of December 31, 1997. The slight decrease in working capital from 1997 to 1998 is primarily attributable to the 51% increase in accounts payable, 127% increase in payables to shareholders, customer deposits of $116,200, a line of credit of $250,000 and a debentures payable to related parties of $395,000. These increases were mostly offset by the increase in cash from $2,178 in 1997 to $75,483 in 1998, the increase in accounts receivable from $11,005 in 1997 to $294,949 in 1998, the increase in inventory from $21,004 in 1997 to $432,706 in 1998, together with a decrease in accrued expenses from $361,257 in 1997 to $95,819 in 1998. Also, a portion of the debentures were retired in the first quarter of 1999 which will further increase working capital.

     The Company raised approximately $142,000 in cash and cash commitments in 1998 though a convertible debenture. This debenture was subscribed to by the Company's officers and directors and five other investors. The proceeds from the debenture plus VetCeps revenue has provided the capital to continue the Company's operations.

     Net cash used by operations for the year ended December 31, 1998 decreased to $231,691 compared to net cash used of $876,853 for the comparable 1997 period. This decrease is attributed to the decrease in net loss for 1998, the issuance of common stock for services rendered and increase in deferred expenses. Net cash from financing activities for the year ended December 31, 1998 was $310,347 compared to $310,945 for the comparable 1997 period.

     The Company is currently technically in default on three notes payable to various individuals totaling $30,222. One of the three notes calls for monthly payments of $500 which the Company continues to pay. Neither of the other two note holders have demanded repayment and the Company continues to accrue interest on all outstanding notes payable.

     As of December 31, 1998 the Company had total assets of $1,624,726 and stockholders' deficit of $83,392. In comparison, as of December 31, 1997 the Company had total assets of $497,884 and total stockholders' deficit of $591,046. The 226% increase in total assets for the year ended December 31, 1998 is primarily due to the acquisition of Phillips Pharmatec.

     Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations in 1999. The acquisition of Phillips Pharmatec has improved the Company's financial status. Phillips basically funds itself through operations and management estimates that its current level of operations require approximately $50,000 in additional operating capital per month in cash based upon average monthly cash flows during the fourth quarter of 1998. Unless the Company is able to substantially increase current sales of its products during early 1999, or is able to raise funds from the sale of corporate debt or equity securities, or complete its intended mergers or acquisitions, the Company may encounter a cash flow shortage during the second quarter of 1999. The Company intends to seek additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. As of the date hereof, the Company has not entered into any firm agreements or understandings for the raising of capital from public or private sources. The Company has signed a letter of intent to acquire a marketing company which has substantial positive cash flow. If sales revenue from the Company's products under development are not adequate to fund the Company's future operations and it is unable to secure financing from the sales of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations or postpone product development and expansion plans. The continuation as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

     In the opinion of management, inflation has not had a material effect on the operations of the Company.





Year 2000

     Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     The Company has completed its assessment of the Year 2000 issue and believes that any costs of addressing the issue will not have a material adverse impact on the Company's financial position. The Company believes that its existing accounting computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. The Company has not incurred any costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issues impact the Company's accounting operations and other operations aided by its computer system, the Company believes, as part of a contingency plan, that it has adequate personnel to perform those functions manually until such time that any Year 2000 issues are resolved.

     The Company believes that third parties with whom it has material relationships will not materially be affected by the Year 2000 issues as those third parties are relatively small entities which do not rely heavily on information technology ("IT") systems and non-IT systems for their operations. However, if the Company and third parties upon which it relies are unable to address any Year 2000 issues in a timely manner, it could result in a material financial risk to the Company, including loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

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

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

     The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes that the implementation of the new standards will not have a material effect on the Company's financial statements.

     The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Item 7.   Financial Statements and Supplementary Data

     The Company's Consolidated Balance Sheet as of December 31, 1998 and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 1998, and 1997 have all been examined to the extent indicated in their report by Jones, Jensen & Company, independent Certified Public Accountants, and have been prepared in accordance with generally accepted accounting principals and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
Medisys Technologies, Inc. and Subsidiaries
Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheet of Medisys Technologies, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medisys Technologies, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has incurred significant losses since inception relating to its research and development efforts and has had no significant operating revenues until the acquisition of Phillips Pharmatech Labs, Inc. in December 1998, which raises doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
March 31, 1999

           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet


                              ASSETS

                                                               December 31,
                                                                    1998
CURRENT ASSETS

  Cash                                                       $     75,483
  Accounts receivable, net (Note 1)                               294,949
  Due from related party                                           18,546
  Inventory (Note 1)                                              432,706
  Prepaid expenses                                                 25,658

   Total Current Assets                                           847,342

FIXED ASSETS

  Computers and equipment                                          72,061
  Machinery and equipment                                         293,850
  Leasehold improvements                                           65,445
  Furniture and equipment                                          49,249
  Vehicles                                                         19,915
  Accumulated depreciation                                       (226,970)

   Total Fixed Assets                                             273,550

OTHER ASSETS

  Security deposits                                                41,765
  Patent and trademark costs, net (Note 1)                        462,069

   Total Other Assets                                             503,834

   TOTAL ASSETS                                              $  1,624,726

           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
              Consolidated Balance Sheet (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               December 31,
                                                                   1998

CURRENT LIABILITIES

  Accounts payable                                           $    591,688
  Accrued expenses                                                 95,819
  Customer deposits                                               116,200
  Payable - shareholders (Note 2)                                 111,817
  Notes payable, current portion (Note 8)                          46,622
  Line of credit (Note 4)                                         250,000
  Notes payable - shareholders (Note 6)                            30,222
  Debentures payable - related parties (Note 3)                   395,000

   Total Current Liabilities                                    1,637,368

LONG-TERM DEBT

  Notes payable (Note 8)                                           70,750

   Total Long-Term Debt                                            70,750

   TOTAL LIABILITIES                                            1,708,118

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 100,000,000 shares
   authorized of $0.0005 par value,
   34,009,757 shares issued and outstanding                        17,004
  Additional paid-in capital                                    8,122,813
  Stock subscriptions receivable (Note 5)                        (175,000)
  Accumulated deficit                                          (8,048,209)

   Total Stockholders' Equity (Deficit)                           (83,392)

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $  1,624,726

              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations


                                                     For the Years Ended
                                                          December 31,
                                                      1998           1997

REVENUES                                         $    26,846    $    97,634

OPERATING EXPENSES

  Cost of product sold                                 5,396         29,797
  Product research and development                   382,318        654,629
  Depreciation and amortization                       14,322         27,898
  General and administrative                         564,543      1,117,077

     Total Operating Expenses                        966,579      1,829,401

OPERATING LOSS                                      (939,733)    (1,731,767)

OTHER INCOME (EXPENSES)

  Gain on sale of asset                                1,475         13,042
  Interest income                                       -             5,851
  Interest expense                                  (312,213)      (379,142)
  Bad debt expense                                    (2,030)          (673)

     Total Other Income (Expenses)                  (312,768)      (360,922)

LOSS BEFORE INCOME TAXES                          (1,252,501)     (2,092,689)

INCOME TAXES                                            -               -

NET LOSS                                          (1,252,501)     (2,092,689)

OTHER COMPREHENSIVE INCOME                              -               -

NET COMPREHENSIVE LOSS                          $ (1,252,501)   $ (2,092,689)

BASIC LOSS PER SHARE OF COMMON STOCK (Note 1)   $      (0.09)   $      (0.17)

FULLY DILUTED LOSS PER SHARE (Note 1)           $      (0.06)   $      (0.13)

              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit)

                                             Additional    Stock    Common Stock
                                                Paid-In Subscription Accumulated
                              Shares   Amount   Capital Receivable    Deficit

Balance, December 31, 1996  12,337,940 $6,167 $5,429,958 $(175,000) $(4,703,019)

Issuance of common stock for
 cash at an average price
 of $1.27 per share            130,000     65    164,935      -            -

Stock offering costs              -      -       (85,420)     -            -

Issuance of common stock in
 satisfaction of note payable
 at $0.78 per share              8,572      4      6,718      -            -

Issuance of common stock for
 consulting and professional
 services rendered at an average
 price of $1.33 per share      644,298    324    856,911      -            -

Net loss for the year ended
 December 31, 1997                -      -          -         -      (2,092,689)

Balance, December 31, 1997  13,120,810  6,560  6,373,102  (175,000)  (6,795,708)

Common stock issued to
 acquire Phillips Pharmatech
 Labs, Inc. (Note 1)        15,602,147  7,801     25,687      -            -

Common stock issued in
 satisfaction of accrued
 wages and accounts
 payables                    2,448,767  1,224    978,284      -            -

Common stock issued for
 services rendered             881,255    441    307,843      -            -

Common stock issued for
 cash at $0.25 per share       546,666    273    169,727      -            -

Common stock issued for
 interest expense              760,112    380    268,495      -            -

Additional common stock
 issued for cash received
 in prior year                 650,000    325       (325)     -            -

Net loss for the year ended
 December 31, 1998                -      -          -         -      (1,252,501)

Balance, December 31, 1998 34,009,757 $17,004 $8,122,813 $(175,000) $(8,048,209)

           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows

                                                       For the Years Ended
                                                           December 31,
                                                       1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $ (1,252,501)   $ (2,092,689)
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Common stock issued for services and interest      577,159         857,235
   Depreciation and amortization                       14,322          27,898
   Bad debt expense                                     2,030             648
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable           7,139         (11,653)
   (Increase) decrease in due from related party       (2,857)           -
   (Increase) decrease in inventory                    15,719         (12,433)
   (Increase) decrease in prepaid expenses                172         (14,503)
   (Increase) decrease in deposits                      3,165            -
   (Increase) decrease in other assets                  2,561          (2,250)
   Increase (decrease) in accounts payable            (43,684)        115,243
   Increase (decrease) in accrued expenses            445,084         255,651

    Net Cash (Used) by Operating Activities          (231,691)       (876,853)

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash received in purchase of subsidiary              50,461            -
  Increase in patent costs                            (65,822)       (101,831)
  Purchase of fixed assets                               -            (10,853)
  Disposal of fixed assets                             10,010          11,166

    Net Cash (Used) by Investing Activities            (5,351)       (101,518)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments of stock offering costs                       -            (85,420)
  Payments on contracts payable                          -            (20,577)
  Borrowings from stockholders                          2,625           3,100
  Payments on shareholder loans                        (4,278)           -
  Payment on notes payable                               -             (4,158)
  Issuance of common stock                            170,000         165,000
  Proceeds from debentures - related parties          142,000         253,000

    Net Cash Provided by Financing Activities    $    310,347    $    310,945

           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (Continued)

                                                       For the Years Ended
                                                           December 31,
                                                       1998            1997

  NET INCREASE (DECREASE) CASH AND
   CASH EQUIVALENTS                              $     73,305     $  (667,426)

  CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                    2,178         669,604

  CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                       $     75,483     $     2,178

  SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION

CASH PAID FOR

  Income taxes                                   $       -        $      -
  Interest                                       $        222     $    13,718

NON-CASH FINANCING ACTIVITIES

  Stock issued for services and interest expense  $   577,159     $   857,235
  Stock issued in payment of accrued expenses and
   accounts payable                               $   979,508     $      -

          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a. Business Organization

       The Company was incorporated on March 17, 1983 under the laws of the State of Utah. The Company subsequently ceased its original business activity in 1985 and thereafter primarily investigated and sought new business opportunities and was reclassified as a development stage company until December of 1998 when it acquired Phillips Pharmatech Labs, Inc.

       The Company has a wholly-owned subsidiary Medisys Technologies, Inc. (Medisys) which was incorporated in the State of Louisiana, on January 21, 1991, for the purpose of developing a device for the assistance of childbirth under a patent which was applied for in May 1990 and granted on June 15, 1992.

       Medisys has been classified as a development stage company since all activities to date have been related to the development of a childbirth assistance device as well as other medical devices.

       On August 6, 1992 the Company acquired all of the outstanding common stock of Medisys. For accounting purposes the acquisition has been treated as a recapitalization of Medisys with Medisys as the acquirer.

       Phillips Pharmatech Labs, Inc. (Phillips) was organized under the laws of the State of Florida on December 13, 1994. It was incorporated for the purpose of engaging in the manufacturing and bottling of health supplements and other health related and natural products.

       On December 22, 1998, the Company completed an acquisition and share exchange agreement whereby Medisys issued 15,602,147 shares of its common stock in exchange for all of the outstanding common stock of Phillips. The shares issued by Medisys represented 50% of the total shares of the Company's common stock issued and outstanding immediately following the acquisition. The acquisition is accounted for as a purchase of Phillips.

       b. Fixed Assets

       Fixed assets are stated at cost less accumulated depreciation. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

             Leasehold improvements                     39 years
             Furniture and fixtures                      5 years
             Computers and equipment                     5 years
             Machinery and equipment                5 to 7 years
             Vehicles                                    5 years

       Depreciation expense for the year ended December 31, 1998 was $13,034.

           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c. Patent and Trademark Costs

       The capitalized costs of obtaining patents consists of legal fees and associated filing costs. These patent costs will be amortized over the shorter of their legal or useful lives. The Company has numerous patents in various stages of development and the application process. Several patents have been granted but are being developed further in a continuation-in-part (CIP) status until the development of a commercial product is complete, the related product has received FDA (Food and Drug Administration) approval and is in a marketable condition ready for sale. Once patents have been granted, FDA approval obtained, and sales commenced, no further costs associated with the patent are capitalized. As of December 31, 1998, the Company did have one patented product for which sales have commenced with the related costs being amortized over the estimated useful life (17 years) of the patent. Management has determined that estimated future cash flows from this product will be sufficient to recover the capitalized basis of the costs associated with that patent. The other patents for which costs have been capitalized are considered to have continued viability according to management of the Company with no significant events occurring which would impair the value of the capitalized costs associated with the individual patents.

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

       Patent and trademark costs incurred are as follows:
                                                              December 31,
                                                                   1998

             Patents                                          $   454,079
             Trademarks                                            11,961

             Subtotal                                             466,040
             Less accumulated amortization                         (3,971)

             Total                                            $   462,069

       Amortization expense for the year ended December 31, 1998 was $1,288.

       d.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       e. Cash and Cash Equivalents

       For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

       f. Income Taxes

       No provision for federal income taxes has been made at December 31, 1998 due to accumulated operating losses. The Company has accumulated approximately $8,048,209 of net operating losses as of December 31, 1998, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire as follows:

                        Year of                                 Net Operating
                       Expiration                                     Loss

                        2006                                   $        8,667
                        2007                                          269,551
                        2008                                          802,338
                        2009                                          960,966
                        2010                                        1,162,772
                        2011                                        1,498,725
                        2012                                        2,092,689
                        2013                                        1,252,501

                                                                $   8,048,209

       In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. The potential tax benefits of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

       g. Principles of Consolidation

       The consolidated financial statements include the accounts of Medisys Technologies, Inc. (parent), Medisys
       Technologies, Inc. (Medisys) a wholly owned subsidiary and Phillips Pharmatech, Inc. (Phillips) a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

       h.  Revenue Recognition

       Revenue is recognized upon shipment of goods to the customer.

           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       i.  Inventory

       Inventory is carried at the lower of cost or market value using the first-in, first-out method. Inventory consisted of the following at December 31, 1998:

                                                       Amount

                 Raw materials                     $   400,185
                 Work-in-process                        27,236
                 Finished goods                          5,285

                      Total                        $   432,706

       j.  Basic and Fully Diluted Loss Per Share

       The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the consolidated financial statements. Shares to be issued from warrants and options and the conversion of debentures have been included in the computation of the fully diluted loss per share.

       k.  Advertising

       The Company follows the policy of charging the costs of advertising to expense as incurred.

       l. Credit Risks

       The Company maintains its cash accounts primarily in two banks in Louisiana and Florida. The Federal Deposit Insurance Corporation insures accounts to $100,000. The Company's accounts occasionally exceed the insured amount.

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

       n.  Accounts Receivable

       Accounts receivable are shown net of the allowance for doubtful accounts of $153,199 at December 31, 1998.

           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       o.  Change in Accounting Principle

       The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" during the year ended December 31, 1998. In accordance with SFAS No. 128, diluted earnings per share must be calculated when an entity has convertible securities, warrants, options, and other securities that represent potential common shares. The purpose of calculating diluted earnings (loss) per share is to show (on a pro forma basis) per share earnings or losses assuming the exercise or conversion of all securities that are exercisable or convertible into common stock and that would either dilute or not affect basic EPS. As permitted by SFAS No. 128, the Company has retroactively applied the provisions of this new standard by showing the fully diluted loss per common share for all years presented.

       The Company also adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income (loss) for all years presented.

NOTE 2 - PAYABLE - SHAREHOLDERS

       From time to time the Company receives advances from certain shareholders for the purpose of providing funds for the Company's operating expenditures. The Company has also advanced funds to shareholders. The outstanding balances of these advances fluctuates during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At December 31, 1998, the balance payable to shareholders totaled $111,817.

NOTE 3 - DEBENTURES PAYABLE - RELATED PARTIES

       The Company also has notes payable (debentures) to various shareholders in the aggregate of $395,000 at December 31, 1998. The notes bear interest at 10% per annum, are unsecured and are due in 1999. The notes payable have accrued interest of $32,650 at December 31, 1998. Interest expense to shareholders was $32,650 during the year ended December 31, 1998.

          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 4 - LINE OF CREDIT

       An analysis of the line of credit with Nations Bank as of December 31, 1998 is shown below:

                         Available
                         Line of                            Debt
                         Credit                           Outstanding

                      $    250,000                     $    250,000

       Borrowings under the line of credit are guaranteed by the Company's inventory and accounts receivable. Interest accrues at the bank's prime rate plus 2.75% (9.50% at December 31, 1998).

NOTE 5 - STOCK SUBSCRIPTION RECEIVABLE

       During 1996, the Company issued 100,000 shares of restricted common stock upon the exercise of common stock warrants representing the same number of shares, having an exercise price of $1.75 per share. Payment for the common stock was made with a non-interest bearing four year promissory note. The related shares are being held by the Company as collateral for the promissory note. The shares have been reflected as issued and outstanding with a corresponding $175,000 stock subscription receivable reflected as a reduction of stockholders' equity.

NOTE 6 - NOTES PAYABLE - SHAREHOLDERS

       Notes payable - shareholders consisted of the following:
                                                                    December 31,
                                                                        1998
       Note payable to Richard L. Apel, unsecured, dated November 2,
       1993 at 8%; principal and interest delinquent since August
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

          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 6 - NOTES PAYABLE - SHAREHOLDERS (Continued)

       These notes payable are technically in default. None of the related note holders have demanded repayment and the Company is in the process of negotiating repayment terms. The Company continues to pay the $500 monthly installments on the note payable to Mr. and Mrs. Eckstein and continues to accrue interest on these and all outstanding notes payable. 8,572 shares of common stock were issued in partial payment of the Eckstein note in 1997.

NOTE 7 - COMMON STOCK

       During 1998, the Company issued 2,448,767 shares of its common stock in satisfaction for accrued wages and accounts payable of $979,508. The Company issued 457,056 shares of its common stock for services. The services were valued at the trading price of the common stock on the date the shares were issued. The Company issued 100,000 shares of its common stock for cash at $0.25 per share. The Company issued an additional 650,000 shares of its common stock to a shareholder to prevent dilution of the shares previously issued to the shareholder.

NOTE 8 - NOTES PAYABLE

       Notes payable at December 31, 1998 consisted of the following:

       Note payable to Nations Bank, collateralized by a
        vehicle of the Company, interest at 8.99%, principal
        and interest payments of $303 are due monthly,
        matures on September 11, 2000.                          $   5,865

       Note payable to Nations Bank, collateralized by
        equipment of the Company, interest at 12.5%, principal
        and interest payments of $450 are due monthly,
        matures on November 4, 2002.                               16,518

       Note payable to Nations Bank, collateralized by certain
        assets of the Company, interest at the bank's prime rate
        plus 2.25%, interest payments due monthly along with
        principal payments of $3,333, matures on June 12, 2001.    94,989

            Total notes payable                                   117,372

            Less: current portion                                 (46,622)

            Long-term notes payable                             $  70,750

          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 8 - NOTES PAYABLE (Continued)

       Maturities of notes payable are as follows:

             Year Ending
            December 31,                                           Amount

                 1999                                          $   46,622
                 2000                                              46,608
                 2001                                              19,490
                 2002                                               4,652
                 2003                                                -
                 2004 and thereafter                                 -

                            Total                              $  117,372

NOTE 9 - COMMITMENTS AND CONTINGENCIES

       During 1996, the Company adopted a Simplified Employee Pension (SEP) Plan. The Plan enables the Company to make an annual discretionary contribution to be allocated to employees on a prorata basis according to their compensation for the year. In addition, employees have the option to make voluntary Retirement Savings Contributions in amounts not to exceed 15% of their annual compensation. The Company elected to not make a contribution for the year ended December 31, 1998. The Company has no other bonus, profit sharing or deferred compensation plans for the benefit of its employees, officers or directors except if discussed elsewhere.

       The Company currently has employment contracts with Edward
       P. Sutherland and Kerry Frey whereby they each will receive salaries of $12,500 per month. The Company also entered into an independent consulting contract with Gary Alexander pursuant to which he will receive $5,000 per month.

       Any additional compensation to these employees is to be in the form of an annual cash bonus or the granting of stock and/or stock options at the discretion of the Board of Directors not to exceed 50% of their annual compensation.

       On March 29, 1995 the Company entered into a contract with a medical institution to perform a clinical study of the Company's SofCepts product. The contract required that payments totaling $247,262 be made by the Company to the medical institution for testing services. During 1995, the contract was amended with additional payments to be made based on services to be performed. The contract was later terminated before its completion. The Company had made payments of $265,465 for services performed pursuant to the contract. The medical institution has claimed an unpaid balance of $133,326 which the Company disputes. The Company contends that the services stipulated by the terms of the contract were not performed by the medical institution and that no additional amounts are due and payable related to this contract. No amount has been accrued in the accompanying consolidated financial statements related to this transaction. The Company intends to vigorously contest any further claims with respect to this contract and believes that the probability that the Company will be required to make additional payments is remote.

          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

       Phillips currently leases its office on a month-to-month basis at $3,784 per month. Subsequent to year end, Phillips purchased the office building and as a result, the lease was terminated (see Note 13). Phillips also leases warehouse space at a rate of $3,766 per month though
       January 2000.

       Medisys entered into a lease agreement with a related party for its office space located in Louisiana. The lease is for a period of one year at a rate of $835 per month, expiring in September 1999.

NOTE 10 - COMMON STOCK WARRANTS

       As of December 31, 1998, the Company had outstanding warrants for the issuance of common stock as follows:

       Number of       Date          Expiration       Exercise       Estimated
        Shares        Issued            Date            Price         Proceeds

       516,000         1995           1999-2005  $ 1.1250 - $2.6250  $ 1,030,500
     2,718,368         1996           1999-2001  $ 1.0000 - $4.2500    6,552,489
       977,737         1997           2000-2002  $ 0.6875 - $1.8750    1,188,211
     5,582,867         1998           1999-2005  $ 0.2500 - $4.2500   10,273,860

     9,794,972                                                       $19,045,060

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

          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 10 - COMMON STOCK WARRANTS (Continued)

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

       All common stock warrants issued in 1998 and 1997 had exercise prices at or above the trading price of the shares.

       During 1998, the Company conducted a private placement of its common stock, wherein the purchaser of one share of the Company's common stock also received a warrant to purchase one additional share of common stock at $1.25 per share. The Company issued 912,333 common stock warrants pursuant to this private placement. The Company also issued 4,670,534 common stock warrants to the stockholders of Philips pursuant to the acquisition agreement redeemable at various prices depending on the expiration dates of the warrants.

NOTE 11 - GOING CONCERN

       The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, relating to its research and development efforts and has had no significant operating revenues until the acquisition of Phillips in December 1998. In prior periods, the Company has had substantial working capital and stockholders' equity deficits. In 1998, the Company was able to raise working capital through the private placement of its common stock. However, cash flow projections show that the Company's reserves are not adequate to cover its needs for the expansion of its research and development projects in 1999. It is unlikely that the Company can complete these research and development projects without additional funds. In the past, the Company has been able to generate sufficient capital to cover its operating needs and plans to raise additional capital through a private placement or a public offering of its common stock or through additional mergers and acquisitions. The Company also expects to generate additional revenue from increased product sales including the products of Phillips.

NOTE 12 - RELATED PARTY TRANSACTIONS

       The Company has incurred $365,424 of interest expense to shareholders in the year ended December 31, 1997. This balance is comprised of the issuance of 407,226 shares of common stock valued at $356,323 in exchange for not calling the notes payable due and accrued interest payable of $9,101. (See also Notes 2, 3 and 7)

           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997


NOTE 13 - SUBSEQUENT EVENTS

       a. Building Purchase

       In February 1999, Phillips purchased the office building it occupies in Largo, Florida. This building was purchased for a price of $399,000. A mortgage of $299,250 was taken out with Nations Bank in order to finance the purchase.

       b. Debenture Conversion

       In February 1999, the Company converted the debentures due in January 1999 to common stock. The Company issued 460,000 shares of its common stock in payment of $115,000 of debt. The shares were issued on the basis of four shares for each dollar of debt.

NOTE 14 - CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

       The historical information contained herein has been consolidated on a proforma basis. The purchase of Phillips on December 22, 1998 is described in Note 1. The purchase has been presented as though it were effective January 1, 1998 and 1997. All significant accounting policies for Phillips are the same as the Company's as defined in Note 1.

                                               For the Year Ended
                                                December 31, 1998
                                                          Proforma   Proforma
                                     Medisys    Phillips Adjustments Combined

Revenues                         $    26,846  $ 2,777,766  $   -    $ 2,804,612
Cost of products sold                  5,396    1,949,919      -      1,955,315

Gross Margin                          21,450      827,847      -        849,297

Product research and development     382,318         -         -        382,318
Depreciation and amortization         14,322       66,224      -         80,546
General and administrative           564,543      725,845      -      1,290,388

     Total Operating Expenses        961,183      792,069      -      1,753,252

          Operating Loss            (939,733)      35,778      -       (903,955)

Gain on sale of asset                  1,475         -         -          1,475
Interest expense                    (312,213)     (44,251)     -       (356,464)
Bad debt expense                      (2,030)      (4,936)     -         (6,966)

     Total Other Income (Expense)   (312,768)     (49,187)     -       (361,955)

          Net Loss               $(1,252,501)   $ (13,409) $   -    $(1,265,910)

          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 1998 and 1997

NOTE 14 - CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS (Continued)

                                               For the Year Ended
                                               December 31, 1997
                                                          Proforma   Proforma
                                   Medisys      Phillips Adjustments Combined

Revenues                         $   97,634    $3,621,413  $   -    $ 3,719,047
Cost of products sold                29,797     2,701,070      -      2,730,867

Gross Margin                         67,837       920,343      -        988,180

Product research and development    654,629          -         -        654,629
Depreciation and amortization        27,898        52,899      -         80,797
General and administrative        1,117,077       832,942      -      1,950,019

     Total Operating Expenses     1,799,604       885,841      -      2,685,445

          Operating Loss         (1,731,767)       34,502      -     (1,697,265)

Gain on sale of asset                13,042          -         -         13,042
Interest income                       5,851          -         -          5,851
Interest expense                   (379,142)      (40,138)     -       (419,280)
Bad debt expense                       (673)      (46,152)     -        (46,825)

     Total Other Income (Expense)  (360,922)      (86,290)     -       (447,212)

          Net Loss              $(2,092,689)   $  (51,788)  $  -    $(2,144,477)

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    There have been no changes in or disagreements with accountants.

                             PART III

Item 9.  Directors and Executive Officers of the Registrant

    The Executive Officers and Directors of the Company are as follows:

Edward P. Sutherland                52    Chairman, Chief Executive Officer
                                          and Director
Kerry M. Frey                       53    President, Chief Operating
                                          Officer and Director
Brett Phillips                      38    President of Phillips Division
                                          and Director
William David Kiesel                54    Director
Dr. Robert L. diBenedetto           69    Medical Director and Director
Gary E. Alexander                   54    Treasurer, Chief Technology
                                          Officer and Director
Dr. Timothy Andrus                  49    Director
Carl Anderson                       58    Director
Bill Morris                         51    Director

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

MANAGEMENT

    Mr. Edward P. Sutherland, Chief Executive Officer and Chairman of the Board. Mr. Edward P. Sutherland co-founded the Company with Mr. Alexander in 1992 and serves as Chief Executive Officer and Chairman of the Board. In this role, he is instrumental in developing strategic direction and implementing consolidation-operating protocols. Together with Mr. Frey he has overseen the evolution of the Company and is focused on the administration, financial and legal aspects of the business.

    Mr. Sutherland was in private law practice from 1974 until he co-founded the Company in 1992. Mr. Sutherland has over 25 years of business, professional and personnel management expertise in the private and public sector including over six years of experience in forming, developing and managing a start-up company in the medical R&D industry. His background includes financing, administration, policy formulation and execution, personnel education, general office management, bookkeeping, taxation, and interface with governmental agencies including the FDA and the Securities and Exchange Commission (SEC). While practicing as an attorney, Mr. Sutherland also developed a comprehensive background in hospital and medical practice, and product liability litigation. Mr. Sutherland received a Bachelor of Arts Degree from Louisiana State University in 1968 and a Juris Doctor Degree from Louisiana State University in 1974.

    Mr. Kerry M. Frey, President and Chief Operating Officer

Mr. Kerry M. Frey serves as the Company's President and Chief Operating Officer. In this capacity, he is responsible for developing and directing the Company's strategic plan of expansion through internal growth and strategic acquisitions. In addition, Mr. Frey has recognized a niche market strategic opportunity in the medical device industry and will employ strategic and operational experiences learned from 25 years of professional and healthcare management expertise to locate and acquire profitable companies.
Mr. Frey became an Officer and a Director of the Company in November
1994.

    Mr. Frey was associated with Johnson and Johnson for 21 years in the development of multi-company corporate marketing programs and services. He was a board member of Johnson & Johnson Hospital Services and served as Vice President of Marketing as well as Vice President of Sales. Mr. Frey has coordinated strategic assessment of the healthcare market and led the development of corporate value added marketing programs for Johnson and Johnson in the professional healthcare marketplace. As President of Genesys Consulting, assignments included integrated healthcare providers such as the General Health System and the Florida Hospital; futuristic health delivery planning with Walt Disney Development Company and consulting for companies such as Smith Kline Beecham. He has also served on the boards of a medical information systems company and a start-up minority healthcare product distributor. Mr. Frey received a Bachelor of Arts Degree from Southeastern Louisiana University in 1969.

    Mr. Brett Phillips, Vice President and President of Phillips Division. Mr. Brett Phillips co-founded Phillips Pharmatech Labs, Inc. with Dr. William Morris and Mr. Carl Anderson in 1994 and serves a Chief Executive Officer and President. In this roll, he is instrumental in developing strategic direction and implementing manufacturing protocols. Mr. Phillips has specific expertise in contract manufacturing of over-the-counter pharmaceuticals that create efficiencies leading to lower cost, higher revenue and improved customer satisfaction. With Mr. Phillips leadership and direction Phillips has grown from a $54,000 investment into a company generating $2.8 million in 1998.

    Prior to founding Phillips Pharmatech Labs, Inc., Mr. Phillips managed Energy Factors a company that manufactures, distributes, and markets pharmaceuticals under private label brands since 1986. While at Energy Factors Mr. Phillips was responsible for generating annual sales in excess of $8.5 million.

    Mr. Phillips earned degrees in History and Business
Administration from the University of Tampa in 1984. In addition to his company duties Mr. Phillips is a member of the National Nutrition and Foods Association (NNFA), has acted as a consultant to various firms in the pharmaceutical and nutritional markets, and has testified as an expert witness for the Food and Drug Administration.

    Mr. Gary Alexander, Chief Technical Officer and Vice President.
Mr. Gary Alexander is the Vice President, Chief Technical Officer and co-founder of the Company and the principle inventor of most of the Company's patented proprietary products. Recognizing the tremendous opportunities in the obstetrics and sharps management fields he invented and developed the Company's SofCepsTM and CoverTipTM products among others. As the inventor of the Company's patents on SofCepsTM and CoverTipTM products, a critical aspect of Mr. Alexander's ongoing role is the growth and management of the Company's vital patent portfolio.

    Mr. Alexander was engaged in private law practice from 1976-1991, specializing in medical liability matters with emphasis on obstetrics. In addition, he has owned and operated several businesses in building, general contracting, and construction equipment sales. In connection with those businesses, he acquired the special skills and expertise in engineering principles, design and mechanical sciences, which have led to his inventing successes. He has advised manufacturing clients on domestic and international business contracts, research and development, operations, sales and mergers. He has also served as advisor and counsel for several financial institutions and has interfaced with government agencies including FDA and SEC and has represented the SBA. Mr. Alexander received his Jurist Doctor Degree in Law from Louisiana State University in 1976

    Dr. William H. Morris, Pharmaceutical Advisor and Director.
Dr. Morris co-founded Phillips Pharmatec Labs, Inc. along with Mr. Phillips and Mr. Anderson in 1994 and will serve as a Pharmaceutical Advisor and Director. In this capacity, he is responsible for developing, and marketing new nutritional supplements to be manufactured by the Company. In addition, he has been instrumental in developing both strategic business planing and innovative marketing strategies for Phillips.

    Preceding his involvement with the Company, Dr. Morris was a pharmacist and supervisor before opening his own pharmacy in 1976. This successful business was sold to a leading national drug store chain in 1989. In addition to managing his drug store, Dr. Morris became involved with the nutritional supplement, cosmetic, dermatological and over-the-counter drug industry. At this time Dr. Morris founded National Dietary Research in 1983 to research nutritional alternatives to health problems. Dr, Morris has conducted extensive research in this field and developed numerous nutritional supplements which are in the market today.

    Dr. Morris earned a degree in Pharmacy with honors from Mercer University in 1971. Subsequently, he studied Pharmacology and Metabolism at the University of Georgia graduate school. In addition to his Company duties Dr. Morris serves as a director on numerous corporate boards and has been a member of the National Community Pharmacist Association, Council for Responsible Nutrition, and the Grocery Manufacturer's of America.



    Carl Anderson, Director. Mr. Anderson co-founded Phillips Pharmatec along with Mr. Phillips and Dr. Morris in 1994 and will serve as a Director. In this capacity he carries out the duties and responsibilities associated with a Directors position. Additionally, Mr. Anderson will exploit past experiences in developing effective direct sales, wholesale distribution, pharmaceutical manufacturing, and other entrepreneurial activities.

    Prior to his involvement with Phillips, Mr. Anderson was employed for several years by U.S. Phosphoric Products Corporation where he was Plant Service Laboratory supervisor. In this capacity, he was responsible for the planning and activities of a number of chemists and other personnel. Mr. Anderson resigned his position in 1968 and has subsequently been active in various business ventures including retail and wholesale distribution and manufacture of pharmaceuticals and nutritional supplements. Mr. Anderson earned a degree in Chemistry from North Carolina State University.

    Dr. Robert L. diBenedetto, Director.  Dr. diBenedetto, a
co-founder of the Company, received his Doctorate of Medicine in 1952 from the Louisiana State University Medical School and served his internship at Mercy Hospital from 1952 to 1953, and his residency in Obstetrics and Gynecology at Charity Hospital, New Orleans, Louisiana from 1956 to 1959. Dr. diBenedetto has been engaged in the private practice of Obstetrics and Gynecology from 1959 to the present and has recently received recognition as one of the top fifty physicians in the United States. His hospital affiliations include Woman's Hospital Foundation, Baton Rouge, Louisiana where he has served as Chairman of the Board of Directors from 1984 to 1990, and he is also affiliated with Our Lady of the Lake Hospital, Baton Rouge General Hospital and Earl K. Long Hospital. Dr. diBenedetto is also currently President and CEO of the Louisiana Medical Insurance Company, a major provider of medical malpractice insurance. He also serves on the following committees: Chairman, Dialogue with Congress; Area-wide Health Planning; Liaison with Organized Specialties; Chairman, Maternal & Child Health; Member, Committee on Professional Liability of American
College of Obstetrics and Gynecology;   Member, Committee on Ethics of
American College of Obstetrics and Gynecology; Past Chairman, Louisiana Delegation to American Medical Association. His professional organizations include: Chairman & Legislative Liaison, Louisiana Section of the American College of Obstetricians and Gynecologists; Past Chairman, Louisiana Delegation to the American Medical Association; South Central OB/GYN Society; clinical Associate Professor of OB/GYN, L.S.U. School of Medicine - New Orleans, Louisiana; American Fertility Society; Treasurer, Louisiana Medical Political Action Committee.

    William David Kiesel, Director. Mr. Kiesel was a co-founder of the Company. During the past 25 years he has been actively engaged in advising numerous start-up businesses. During that period he has supported more that 100 start-up companies in all aspects of their businesses, including structuring of R&D programs, financial planning, management, as well as, marketing and sales of their new products. These companies have varied in size, up to $50 million in sales, and encompass organizations offering a wide spectrum of products, including medical devices and pharmaceutical products. In addition to his current position with Medisys, he serves as the business manager of his own 25 person patent law firm. He has also provided to his clients fair market and liquidation's evaluations of patents, trademarks, and other intellectual property.

    Dr. Timothy Andrus, Director. Dr. Andrus became a Director of the Company in November, 1996. He received his Doctorate of Medicine from the Louisiana State University Medical School in New Orleans in 1975 and completed his residency in Obstetrics and Gynecology there in 1979. He is Board Certified in Obstetrics and Gynecology and has been in private practice for 16 years in Baton Rouge La. Dr. Andrus served as Associate Medical Director of Gulf South Health Plans HMO for five years. He was Chief of Staff of Woman's Hospital in Baton Rouge in 1991, and currently serves on the Board of Directors of Woman's Hospital, the largest freestanding women's specialty hospital in the United States. Dr. Andrus received an MBA from Louisiana State University in Baton Rouge.

Section 16(a) Beneficial Ownership Reporting Compliance

    Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have been filed and submitted to the Securities and Exchange
Commission.

Compensation of Directors

    Each member of the Board of Directors is compensated as follows. Directors each receive $1,000 in stock per meeting attended in person. The Chairman of the Board receives $1,000 in stock per month and $1,800 in stock per meeting. The Secretary receives $600 in stock per month and $1,400 in stock per meeting. The committee chair person is paid an additional $300 in stock and committee members receive $200 in stock per meeting. Issuance of the shares is based on the closing bid price of the Company's shares on the last day of the month following the
meeting.   Out of town Directors are reimbursed for reasonable travel expenses.

Changes in Control

    Control of the company changed substantially with the Acquisition of Phillips Pharmatec as is shown in the tables below.

Item 10. Executive Compensation

    The following table sets forth all cash compensation actually paid (and not deferred) by the Company for services rendered to the Company for the years ended December 31, 1996, 1997, and 1998 to the Company's Chief Executive Officer, Chief Technical Officer, and Chief Operating Officer. The total compensation for the remaining Executive Officers is not reported as it did not meet the threshold for required reporting.






                    Summary Compensation Table

Name and                                       Other              All Other
Principal                  Year      Salary        Bonus     Annual Compensation
Position

Edward P. Sutherland       1996      150,000         -0-       -0-    33,315
C.E.O.                     1997       56,621         -0-       -0-    17,930
                           1998        -0-           -0-       -0-     -0-

Gary Alexander,            1996      108,000         -0-       -0-    34,257
C.T.O.                     1997       43,771         -0-       -0-    17,865
                           1998        -0-           -0-       -0-     -0-

Kerry M. Frey,             1996      144,000         -0-       -0-    45,553
President and              1997       52,750         -0-       -0-    19,644
C.O.O.                     1998        -0-           -0-       -0-     -0-
________________________
(1) As of December 31, 1998 the Company had accrued salaries and directors fees of as disclosed in Note 3 to the Consolidated Financial Statements contained elsewhere in this Form 10-KSB. Prior to 1998, these accruals were compromised and deferred for the issuance of 144 restricted stock.

Employment Agreements

    The Company entered into employment agreements with Edward P.
Sutherland and Kerry Frey respectively which have expired. The Company is currently negotiating employment agreements with Edward P.
Sutherland, Kerry M. Frey, and Phillips Pharmatec is negotiating with Brett Phillips.

    No salaries, wages or bonuse have been paid to any of the officers since April 1997. The officers have voluntarily deferred their salaries and bonuses on a month to month basis. In addition, the officers subscribed to the Company's private placement debenture and paid in to the Company a combined total of $110,000.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

    The following table sets forth information, to the best knowledge of the Company, as of December 31, 1998, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address of    Number of Shares    Percentage     Number of     Average
 Beneficial Owner     Beneficially Owned  Ownership(1)  Warrants Owned Exercise
                                                                          Price
Gary E. Alexander *         1,488,635(2)      4%           205,800       $1.61
144 Napoleon Street
Baton Rouge, LA 70802

Carl Anderson *             6,000,412(3)     17%         1,319,793        1.94
19235 US Hwy 41 N.
Lutz, FL 33549

Brett Phillips *            6,757,557(4)      9%         1,556,842        1.94
8767 115th Avenue N.
Largo, FL 33773

Robert L. diBenedetto *       961,480(5)      3%           407,000        2.64
781 Colonial Drive
Baton Rouge, La 70806

William David Kiesel *      1,669,108(6)      5%           655,166        2.42
2355 Drusilla Lane
Baton Rouge, LA 70809

Edward P. Sutherland *      1,838,211(7)      5%           243,000        1.58
144 Napoleon Street
Baton Rouge, LA 70802

Kerry Frey *                1,650,559(8)      5%            87,400        1.79
144 Napoleon Street
Baton Rouge, LA 70802

Marilyn Morris              6,757,557(9)     19%         1,556,842        1.94
2804 Smitter Road
Tampa, FL 33618

Timothy Andrus *             179,411(10)     .5%            44,982        1.14
144 Napoleon Street
Baton Rouge, LA 70802

Directors and officers
as a group (9 persons)    27,302,930(11)     68%         6,076,825        2.49


*      Director
** Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1) As of December 31, 1998, there were 34,009,757 shares of common stock outstanding, which figure does not take into consideration stock purchase warrants owned by certain officers, directors and shareholders, entitling the holders to purchase an aggregate of 9,794,,972 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, as of the date hereof, 43,804,729 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 1998 and assumes the exercise of stock purchase warrants held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 205,800 shares which may be acquired by Mr. Alexander pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.61 per share.
(3) Includes 1,319,793 shares which may be acquired by Mr. Anderson pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.94 per share.
(4) Includes 1,556,842 shares which may be acquired by Mr. Phillips pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.94 per share.
(5) Includes 407,000 shares which may be acquired by Dr. diBenedetto pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $2.64 per share.
(6) Includes 655,166 shares which may be acquired by Mr. Kiesel pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $2.42 per share, of which 300,000 warrants are held in the name of Roy, Kiesel & Tucker and 10,000 warrants are held in the name of Nu Vue Corp.
(7) Includes 349,600 shares held in the name of Diana B. Sutherland, wife of Edward P. Sutherland and 243,000 shares which may be acquired by Mr. Sutherland pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.58 per share.
(8) Includes 87,400 shares which may be acquired by Mr. Frey pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.79 per share.
(9) Ms. Morris is the wife of Bill Morris, a director of the Company. Includes 1,556,842 shares which may be acquired by Ms. Morris pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.94 per share. The Company has been advised that Ms. Morris has sole voting power over the shares indicated above and control over the warrants.
10) Includes 44,982 shares which may be acquired by Dr. Andrus pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.14 per share.
(11) Includes 6,076,825 shares which may be acquired by the Company's officers and directors pursuant to the exercise of stock purchase warrants exercisable within sixty days at exercise prices ranging from $.06875 to $4.25 per share.

Item 12.  Certain Relationships and Related Transactions

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

                             PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

     (a)  Exhibits

      *2.1     Acquisition Agreement and Plan of Reorganization.
     **2.2     Acquisition and Share Exchange Agreement
      *3.1(i) Articles of Incorporation and all amendments thereto *3.2(ii) By-Laws of Registrant
      *4.1     Specimen of Common Stock Certificate
     *10.1     Lease Agreement on Registrant's principal place of
               business
      21.1     Subsidiaries
      27       Financial Data Schedule


      *   Previously filed as Exhibit to Form 10-SB.
     **   Previously filed as Exhibit to Form S-8 filed October 15, 1998.

     (b) On October 15, 1998, the Company filed a report on Form S-8 reporting under Item 2 the execution of a letter of intend dated October 1, 1998 to acquire Phillips Pharmatec Labs, Inc.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDISYS TECHNOLOGIES, INC.



                                   BY:   /S/ Edward P. Sutherland
                                        EDWARD P. SUTHERLAND
                                        Chairman and Chief
                                        Executive Officer
                                        DATE:       April 14, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   BY: /S/  Edward P. Sutherland
                                        EDWARD P. SUTHERLAND
                                        Chairman, Chief Executive
                                        Officer and Director
                                        DATE:  April 14, 1999



                                   BY: /S/  Gary E. Alexander
                                        GARY E. ALEXANDER
                                        Vice President, Chief
                                        Technology Officer and
                                        Director
                                        DATE:  April 14, 1999



                                   BY: /S/  Kerry M. Frey
                                        KERRY M. FREY
                                        President, Chief Operating
                                        Officer and Director
                                        DATE:       April 14, 1999



                                   BY:  /S/  William David Kiesel
                                        WILLIAM David KIESEL
                                        Corporate Secretary  and
                                        Director
                                        DATE:  April 14, 1999



                                   BY:  /S/ Brett Phillips
                                        BRETT PHILLIPS
                                        Director
                                        DATE:  April 14, 1999