Form 10QSB
period 1999-03-31
MEDISYS TECHNOLOGIES INC
filed 1999-05-24
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
            [X]     Quarterly Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

               For the Quarter Ended March 31, 1999

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
          Class                  Outstanding as of March 31, 1999

     Common Stock,                           34,995,711
Par Value $0.0005 per value

Transitional Small Business Disclosure Format (check one):
Yes [   ];  No [ X ]


                    MEDISYS TECHNOLOGIES, INC.

                        TABLE OF CONTENTS

                                                                          Page
PART I

     Item 1.  Financial Statements . . . . . . . . . . . . . . . .          3

     Item 2.  Management's Discussion and Analysis or Plan
              of Operation . . . . . . . . . . . . . . . . . . . .         21

PART II

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .         24

     Item 2.  Changes in Securities and Use of Proceeds. . . . . .         24

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .         25

     Item 4.  Submissions of Matters to a Vote of Security
              Holders. . . . . . . . . . . . . . . . . . . . . . .         25

     Item 5.  Other Information. . . . . . . . . . . . . . . . . .         25

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .         25

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . .         26


                              PART I

Item 1.  Financial Statements

  The following unaudited Financial Statements for the period ended March 31, 1999, have been prepared by the Company.












                   Medisys Technologies, Inc.
                 (a Development Stage Company)

               Consolidated Financial Statements

              March 31, 1999 and December 31, 1998









           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets


                              ASSETS

                                                    March 31,     December 31,
                                                       1999           1998
CURRENT ASSETS                                    (Unaudited)

   Cash                                           $    94,657    $    75,483
   Accounts receivable, net (Note 1)                  352,226        294,949
   Due from related party                              -              18,546
   Inventory (Note 1)                                 453,362        432,706
   Prepaid expenses                                    23,289         25,658

      Total Current Assets                            923,534        847,342

FIXED ASSETS

   Computers and equipment                             73,129         72,061
   Machinery and equipment                            293,850        293,850
   Leasehold improvements                              65,445         65,445
   Furniture and equipment                             49,249         49,249
   Vehicles                                            19,915         19,915
   Accumulated depreciation                          (248,081)      (226,970)

      Total Fixed Assets                              253,507        273,550

OTHER ASSETS

   Security deposits                                   45,765         41,765
   Patent and trademark costs, net (Note 1)           471,763        462,069

      Total Other Assets                               517,528       503,834

      TOTAL ASSETS                                $ 1,694,569    $ 1,624,726


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    March 31,     December 31,
                                                       1999           1998
                                                  (Unaudited)
CURRENT LIABILITIES

   Accounts payable                               $   775,788     $    591,688
   Accrued expenses                                   131,659           95,819
   Due to related party                                14,432             -
   Customer deposits                                     -             116,200
   Payable - shareholders (Note 2)                    114,062          111,817
   Notes payable, current portion (Note 8)             46,618           46,622
   Line of credit (Note 4)                            250,000          250,000
   Notes payable - shareholders (Note 6)               30,222           30,222
   Debentures payable - related parties (Note 3)      280,000          395,000

      Total Current Liabilities                     1,642,781        1,637,368

LONG-TERM DEBT

   Notes payable (Note 8)                              58,978           70,750

      Total Long-Term Debt                             58,978           70,750

      TOTAL LIABILITIES                             1,701,759        1,708,118

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 100,000,000 shares authorized
    of $0.0005 par value, 34,995,711 and 34,009,757
    shares issued and outstanding, respectively        17,498           17,004
   Additional paid-in capital                       8,404,105        8,122,813
   Stock subscriptions receivable (Note 5)           (175,000)        (175,000)
   Accumulated deficit                             (8,253,793)      (8,048,209)

      Total Stockholders' Equity (Deficit)             (7,190)         (83,392)
      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                            $ 1,694,569      $ 1,624,726


              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
                              (Unaudited)


                                                  For the Three Months Ended
                                                           March 31,
                                                      1999           1998

REVENUES                                          $  718,885     $   19,993

COST OF GOODS SOLD                                   503,224          4,561

GROSS MARGIN                                         215,661         15,432

OPERATING EXPENSES

  Product research and development                    42,651         75,625
  Depreciation and amortization                       21,433          3,957
  General and administrative                         320,204        139,811

     Total Operating Expenses                        384,288        219,393

OPERATING LOSS                                      (168,627)      (203,961)

OTHER INCOME (EXPENSES)

  Interest income                                        252           -
  Interest expense                                   (37,209)        (1,128)

     Total Other Income (Expenses)                   (36,957)        (1,128)

LOSS BEFORE INCOME TAXES                            (205,584)      (205,089)

INCOME TAXES                                            -              -

NET LOSS                                          $ (205,584)    $ (205,089)

BASIC LOSS PER SHARE OF COMMON STOCK (Note 1)     $    (0.01)    $    (0.02)

FULLY DILUTED LOSS PER SHARE (Note 1)             $    (0.01)    $    (0.01)


                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Consolidated Statements of Stockholders' Equity (Deficit)

                                             Additional   Stock
                              Common Stock    Paid-In  Subscription  Accumulated
                              Shares   Amount Capital   Receivable     Deficit

Balance, December 31,
1997                       13,120,810 $ 6,560 $6,373,102 $(175,000) $(6,795,708)

Common stock issued to
 acquire Phillips Pharmatech
 Labs, Inc. (Note 1)       15,602,147   7,801     25,687      -            -

Common stock issued in
 satisfaction of accrued
 wages and accounts
 payables                   2,448,767   1,224    978,284      -            -

Common stock issued for
 services rendered            881,255     441    307,843      -            -

Common stock issued for
 cash at $0.25 per share      546,666     273    169,727      -            -

Common stock issued for
 interest expense             760,112     380    268,495      -            -

Additional common stock
 issued for cash received
 in prior year                650,000     325       (325)     -            -

Net loss for the year ended
 December 31, 1998               -       -          -         -      (1,252,501)

Balance, December 31,
 1998                      34,009,757  17,004  8,122,813  (175,000)  (8,048,209)

Common stock issued
 for services rendered
 (unaudited)                  144,712      73     48,713      -            -

Common stock issued for
 accrued wages (unaudited)    168,235      84     59,916      -            -

Common stock issued
 for interest expense
 (unaudited)                   84,118      42     29,958      -            -

Issuance of common stock from
 exercise of common stock
 warrants at $1.125 per share
 (unaudited)                    8,889       5      9,995      -            -

Common stock issued for cash at
 $0.15 per share (unaudited)  120,000      60     17,940      -            -

Common stock issued to convert
 debentures at $0.25 per share
 (unaudited)                  460,000     230    114,770      -            -

Net loss for the three months
 ended March 31,1999
 (unaudited)                     -       -          -         -        (205,584)

Balance, March 31, 1999
 (unaudited)               34,995,711 $17,498 $8,404,105 $(175,000) $(8,253,793)


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                    For the Three Months Ended
                                                              March 31,
                                                         1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                           $ (205,584)   $ (205,089)
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Common stock issued for services and interest         78,786          -
   Depreciation and amortization                         21,433         3,957
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable           (57,277)        3,563
   (Increase) decrease in due from related party         18,546        (2,500)
   (Increase) decrease in inventory                     (20,656)       14,511
   (Increase) decrease in prepaid expenses                2,369          -
   (Increase) decrease in deposits                       (4,000)         -
   Increase (decrease) in accounts payable              184,100       (21,406)
   Increase (decrease) in accrued expenses               95,840       121,262
   Increase (decrease) in due to related party           14,432          -
   Increase (decrease) in customer deposits            (116,200)         -

     Net Cash Provided (Used) by Operating Activities    11,789       (85,702)

CASH FLOWS FROM INVESTING ACTIVITIES

  Increase in patent costs                              (10,016)         (462)
  Purchase of fixed assets                               (1,068)         -

    Net Cash (Used) by Investing Activities             (11,084)         (462)

CASH FLOWS FROM FINANCING ACTIVITIES

  Borrowings from stockholders                            2,245        97,000
  Payment on notes payable                              (11,776)       (1,278)
  Issuance of common stock                               28,000          -

    Net Cash Provided by Financing Activities        $   18,469    $   95,722


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                      For the Three Months Ended
                                                              March 31,
                                                          1999         1998

  NET INCREASE (DECREASE) CASH AND
   CASH EQUIVALENTS                                  $   19,174    $    9,558

  CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                     75,483         2,178

  CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                           $   94,657    $   11,736

  SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION

CASH PAID FOR

  Income taxes                                       $     -       $     -
  Interest                                           $    7,157    $     -

NON-CASH FINANCING ACTIVITIES

  Stock issued for services and interest expense     $  138,786    $     -
  Stock issued for accrued wages                     $   60,000    $     -


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 1999 and December 31, 1998

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

             Leasehold improvements                     39 years
             Furniture and fixtures                      5 years
             Computers and equipment                     5 years
             Machinery and equipment                5 to 7 years
             Vehicles                                    5 years

     Depreciation expense for the three months ended March 31, 1999 was $21,111.


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 1999 and December 31, 1998

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

       Patent and trademark costs incurred are as follows:

                                                   March 31,    December 31,
                                                      1999           1998
                                                 (Unaudited)
             Patents                             $   464,095    $   454,079
             Trademarks                               11,961         11,961

             Subtotal                                476,056        466,040
             Less accumulated amortization            (4,293)        (3,971)
             Totals                      $           471,763    $   462,069

       Amortization expense for the three months ended March 31, 1999 was $322.

       d.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 1999 and December 31, 1998

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


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               March 31, 1999 and December 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

       i.  Inventory

       Inventory is carried at the lower of cost or market value using the first-in, first-out method. Inventory consisted of the following:

                                           March 31,   December 31,
                                             1999           1998
                                         (Unaudited)

               Raw materials            $    425,694   $   400,185
               Work-in-process                15,362        27,236
               Finished goods                 12,306         5,285

                    Totals              $    453,362   $   432,706

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

       n.  Accounts Receivable

       Accounts receivable are shown net of the allowance for doubtful accounts of $153,199 at March 31, 1999 and December 31, 1998.


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 1999 and December 31, 1998

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

       p.  Unaudited Consolidated Financial Statements

       The accompanying unaudited consolidated financial statements include all of the adjustment which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 2 - PAYABLE - SHAREHOLDERS

       From time to time the Company receives advances from certain shareholders for the purpose of providing funds for the Company's operating expenditures. The Company has also advanced funds to shareholders. The outstanding balances of these advances fluctuates during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At March 31, 1999 and December 31, 1998, the balance payable to shareholders totaled $114,062 and $111,817, respectively.

NOTE 3 - DEBENTURES PAYABLE - RELATED PARTIES

       The Company also has notes payable (debentures) to various shareholders in the aggregate of $280,000 and $395,000 at March 31, 1999 and December 31, 1998, respectively. The notes bear interest at 10% per annum, are unsecured and are due in 1999. In February 1999, the Company issued 460,000 shares of its common stock in payment of $115,000 of debentures payable. The shares were issued on the basis of four shares for each dollar of debt.


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 1999 and December 31, 1998

NOTE 4 - LINE OF CREDIT

       An analysis of the line of credit with Nations Bank as of
       March 31, 1999 and December 31, 1998 is shown below:
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

NOTE 6 - NOTES PAYABLE - SHAREHOLDERS

       Notes payable - shareholders consisted of the following:

                                                     March 31,    Decmber 31,
                                                        1999         1998
                                                    (Unaudited)
       Note payable to Richard L. Apel, unsecured,
        dated November 2, 1993 at 8%; principal and
        interest delinquent since August 18, 1994.    $  12,500    $  12,500

       Note payable to Cynthia F. Vatz, unsecured,
        dated October 19, 1993 at 8%; principal and
        interest delinquent since August 18, 1994.       12,500       12,500

       Note payable to Abraham B. and Edele Eckstein,
        unsecured, dated March 1, 1995 which replaces
        an October 6, 1993 note  at 8%; monthly payments
        of $500 commencing March 1, 1995 with a single
        balloon payment for the remaining balance plus
        interest delinquent since March 1, 1996.          5,222        5,222

           Totals                                        30,222       30,222

           Less current portion                         (30,222)     (30,222)

           Total long-term portion                    $    -       $    -


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 1999 and December 31, 1998

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

       During 1999, the Company issued 144,712 shares of its common stock for services. The services were valued at the trading price of the common stock on the date the shares were issued. The Company issued 8,889 shares of its common stock from the exercise of common stock warrants at $1.125 per share. The Company issued 120,000 shares of its common stock for cash at $0.15 per share. The Company issued 168,235 shares of its common stock in payment of accrued wages at approximately $0.35 per share or $60,000.

NOTE 8 - NOTES PAYABLE

        Notes payable consisted of the following:         March 31, December 31,
                                                             1999      1998
                                                         (Unaudited)
        Note payable to Nations Bank, collateralized by a
        vehicle of the Company, interest at 8.99%, principal
        and interest payments of $303 are due monthly,
        matures on September 11, 2000.                      $  4,911  $  5,865

       Note payable to Nations Bank, collateralized by
        equipment of the Company, interest at 12.5%,
        principal and interest payments of $450 are due
        monthly, matures on November 4, 2002.                 15,695    16,518

       Note payable to Nations Bank, collateralized by
        certain assets of the Company, interest at the
        bank's prime rate plus 2.25%, interest payments
        due monthly along with principal payments of
        $3,333, matures on June 12, 2001.                     84,990    94,989

           Total notes payable                               105,596   117,372

           Less: current portion                             (46,618)  (46,622)

           Long-term notes payable                          $ 58,978  $ 70,750


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 1999 and December 31, 1998

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


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 1999 and December 31, 1998

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

NOTE 10 - COMMON STOCK WARRANTS

       As of December 31, 1998, the Company had outstanding warrants for the issuance of common stock as follows:

          Number of     Date    Expiration         Exercise        Estimated
           Shares      Issued      Date             Price          Proceeds

           516,000      1995     1999-2005   $ 1.1250 - $2.6250  $  1,030,500
         2,718,368      1996     1999-2001   $ 1.0000 - $4.2500     6,552,489
           977,737      1997     2000-2002   $ 0.6875 - $1.8750     1,188,211
         5,582,867      1998     1999-2005   $ 0.2500 - $4.2500    10,273,860

         9,794,972                                               $ 19,045,060

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


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 1999 and December 31, 1998

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

NOTE 12 - RELATED PARTY TRANSACTIONS

       The Company has incurred $30,000 of interest expense to shareholders during the three months ended March 31, 1999. This balance is comprised of the issuance of 84,118 shares of common stock valued at $30,000 for taking stock instead of cash for payment of their compensation. (See also Notes 2, 3 and 7)


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 1999 and December 31, 1998


NOTE 13 - CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

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

NOTE 14 - SUBSEQUENT EVENT

    On March 25, 1999, the Company entered into a formal Letter of Intent with the shareholders of Health Care Direct Services, Inc., Direct Distribution U.S.A., Inc. and Gulf Coast Media Group, Inc. whereby the Company would acquire 100% of the issued and outstanding stock of these three companies in exchange for shares of preferred convertible stock of Medisys. The primary purpose of these three companies are the marketing of complimentary healthcare products to independent and chain pharmacies and nutritional supplement stores.


Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

     The net loss for the three month period ended March 31, 1999 ("first quarter of 1999") increased slightly to $205,584 when compared to the $205,089 loss for the corresponding 1998 period. These results reflect the first full fiscal quarter of operations following the Company's acquisition of Phillips Pharmatec Labs, Inc. ("Phillips"). The Company's revenues for the first quarter of 1999 increased to $718,885 compared to $19,993 for the corresponding 1998 period, primarily due to revenues generated by Phillips. Cost of goods sold rose to $503,224 for the first quarter of 1999 compared to $4,561 for the first quarter of 1998, also due to the acquisition of Phillips.

    Product research and development costs for the first quarter of 1999 decreased 44% to $42,651 compared to $75,625 for the comparable 1998 period, due to a reduction of operating capital and the corresponding reduction of all expenditures. General and administrative costs for the first quarter of 1999 were $320,204 compared to $139,811 for the comparable 1998 period, a 129% increase due to the acquisition of Phillips.

Liquidity and Capital Resources

        Historically, the Company's working capital needs have been satisfied primarily through its financing activities including private loans and raising capital through the sale of securities. Working capital as of March 31, 1999 was a negative $719,247 compared to a negative $790,026 at December 31, 1998. This 9% increase in working capital is attributable to the 25% increase in cash from $75,483 to $94,657, the 19% increase in accounts receivable and the 29% decrease in debentures payable related to the conversion of $115,000 of debt into 460,000 shares of the Company's common stock during the first quarter of fiscal 1999. Partially offsetting the increase in working capital was the 37% increase in accrued expenses primarily representing deferred salaries.

       Net cash provided by operating activities for the first quarter of 1999 was $11,789 compared to net cash used of $85,702 for the comparable 1998 period. This change is primarily attributable to the $184,100 increase in accounts payable during the first quarter of 1999 compared to a $21,406 decrease in the 1998 period, and the issuance of common stock for services valued at $78,786. The results were partially offset by the $57,277 decrease in accounts receivable for the first quarter of 1999 compared to a $3,563 increase in the 1998 period, and the $116,200 decrease in customer deposits in the 1999 period, related to deposits required from Phillips customers which were prepaid and subsequently applied to the invoice.

        Net cash used by investing activities was $11,084 for the first quarter of 1999 compared to $462 for the first quarter of 1998, due primarily to the $11,016 increases in patent costs. Net cash provided by financing activities during the first quarter of 1999 was $18,469 compared to $95,722 for the comparable 1998 period, primarily due to $97,000 in borrowings from stockholders during the 1998 period.

         The Company is currently technically in default on three notes payable to various individuals totaling $30,222. One of the three notes calls for monthly payments of $500 which the Company continues to pay. Neither of the other two note holders have demanded repayment and the Company continues to accrue interest on all outstanding notes payable.

         As of March 31, 1999 the Company had total assets of $1,694,569 and stockholders' deficit of $7,190. In comparison, as of December 31, 1998 the Company had total assets of $1,624,726 and total stockholders' deficit of $83,392.

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

Net Operating Loss

         The Company has accumulated approximately $8,048,209 of net operating loss carryforwards as of December 31, 1999, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or three month period ended March 31, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.



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

         In March of 1999, Medisys signed a letter of intent to acquire Health Care Direct Services, Inc. and affiliates. Management believes that this acquisition will add revenue to the Company and give Medisys the marketing capability necessary to begin commercialization of many of its proprietary devices and complimentary health care products of Phillips and its customers.
As of the date hereof, negotiations are still progressing although no definitive agreement has been entered.

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

Item 2.  Changes in Securities and Use of Proceeds

         During the three month period ended March 31, 1999, the Company issued an aggregate of 985,954 shares of authorized, but previously unissued common stock. Of this amount, the Company issued 144,712 shares to 16 persons in exchange for services rendered to the Company, 168,235 shares in payment of accrued wages valued at $60,000, and 84,118 shares in lieu of interest on debt valued $30,000. Additionally, the Company issued 8,889 shares to two persons upon the exercise of common stock warrants at $1.125 per share, and 120,000 shares to two persons for cash at $.15 per share. Also, twelve debenture holders converted their debentures with a face value of $115,000 into 460,000 shares at $.25 per share. The Company realized $28,000 in gross proceeds from the sale of shares for cash and upon the exercise of warrants. These funds were used for general operating expenses.

         With the exception of the conversion of debentures, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Act"), provided by
Section 4(2) of the Act. Shares issued upon conversion of debentures were issued in reliance upon the exemption provided by
Section 4(9) of the Act.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submissions of Matters to a Vote of Security Holders

         This Item is not applicable to the Company.

Item 5.  Other Information

         This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

         On March 26, 1999, the Company filed a report on Form 8-K reporting under Item 2 the entering into of the Letter of Intent to acquire Health Care Direct Services, Inc. and affiliates, related to the acquisition by the Company of Phillips Pharmatec Labs, Inc.


                            SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEDISYS TECHNOLOGIES, INC.



                                       BY:  /S/ Edward P. Sutherland
                                            EDWARD P. SUTHERLAND
                                            Chairman, Chief Executive
                                            Officer, Treasurer and
                                            Director
                                       DATE:  May 24, 1999



                                       BY:  /S/ Kerry M. Frey
                                            KERRY M. FREY
                                            President, Chief
                                            Operating and
                                            Director
                                       DATE:  May 24, 1999