Form 10QSB
period 1999-06-30
MEDISYS TECHNOLOGIES INC
filed 1999-08-19
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
            [X]     Quarterly Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

               For the Quarter Ended June 30, 1999

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
          Class                   Outstanding as of June 30, 1999

     Common Stock,                           35,304,818
Par Value $0.0005 per value

Transitional Small Business Disclosure Format (check one):
Yes [   ];  No [ X ]



                    MEDISYS TECHNOLOGIES, INC.

                        TABLE OF CONTENTS

                                                                          Page
                              PART I

Item 1.  Financial Statements . . . . . . . . . . . . . . . .               3

Item 2.  Management's Discussion and Analysis or Plan
              of Operation . . . . . . . . . . . . . . . . . . . .         22

                             PART II

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .              26

Item 2.  Changes in Securities and Use of Proceeds. . . . . .              26

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .              26

Item 4.  Submissions of Matters to a Vote of Security
              Holders. . . . . . . . .                                     27

Item 5.  Other Information. . . . . . . . . . . . . . . . . .              27

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .              27

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . .              28



                              PART I

Item 1.  Financial Statements

  The following unaudited Financial Statements for the period ended June 30, 1999, have been prepared by the Company.












                   Medisys Technologies, Inc.

               Consolidated Financial Statements

              June 30, 1999 and December 31, 1998







           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

                              ASSETS

                                                      June 30,    December 31,
                                                       1999           1998
CURRENT ASSETS                                     (Unaudited)
    Cash                                          $       -       $     75,483
    Accounts receivable, net (Note 1)                  400,995         294,949
    Due from related party                               2,857          18,546
    Inventory (Note 1)                                 460,052         432,706
    Prepaid expenses                                    23,289          25,658

      Total Current Assets                             887,193         847,342

FIXED ASSETS

    Buildings                                          398,358            -
    Computers and equipment                             73,341          72,061
    Machinery and equipment                            299,337         293,850
    Leasehold improvements                              66,165          65,445
    Furniture and equipment                             46,120          49,249
    Vehicles                                            19,915          19,915
    Accumulated depreciation                          (255,186)       (226,970)

      Total Fixed Assets                               648,050         273,550

OTHER ASSETS

    Security deposits                                   45,765          41,765
    Patent and trademark costs, net (Note 1)           491,739         462,069

      Total Other Assets                               537,504         503,834

      TOTAL ASSETS                                $  2,072,747    $  1,624,726




           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    June 30,     December 31,
                                                      1999           1998
                                                  (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                $     83,613   $       -
   Accounts payable                                   789,706        591,688
   Accrued expenses                                   193,773         95,819
   Due to related party                                25,000           -
   Customer deposits                                     -           116,200
   Payable - shareholders (Note 2)                    148,634        111,817
   Notes payable, current portion (Note 8)             57,313         46,622
   Line of credit (Note 4)                            250,000        250,000
   Notes payable - shareholders (Note 6)               30,222         30,222
   Debentures payable - related parties (Note 3)      280,000        395,000

     Total Current Liabilities                      1,858,261      1,637,368

LONG-TERM DEBT

   Notes payable (Note 8)                             330,111         70,750

     Total Long-Term Debt                             330,111         70,750

     TOTAL LIABILITIES                              2,188,372      1,708,118

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 100,000,000 shares authorized
    of $0.0005 par value, 35,304,818 and 34,009,757
    shares issued and outstanding, respectively        17,652         17,004
    Additional paid-in capital                      8,480,451      8,122,813
    Stock subscriptions receivable (Note 5)          (175,000)      (175,000)
    Accumulated deficit                            (8,438,728)    (8,048,209)

      Total Stockholders' Equity (Deficit)           (115,625)       (83,392)

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                           $  2,072,747   $  1,624,726



              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
                              (Unaudited)


                                          For the                 For the
                                    Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                     1999         1998       1999         1998

REVENUES                        $  810,271  $    3,382  $ 1,529,156  $   23,375

COST OF GOODS SOLD                 535,592         771    1,038,816       5,332

GROSS MARGIN                       274,679       2,611      490,340      18,043

OPERATING EXPENSES

  Product research and development  33,749       4,250       76,400      79,625
  Depreciation and amortization      6,783       7,912       28,216      11,869
  General and administrative       411,660     194,960      731,864     335,021

     Total Operating Expenses      452,192     207,122      836,480     426,515

OPERATING LOSS                    (177,513)   (204,511)    (346,140)   (408,472)

OTHER INCOME (EXPENSES)

  Interest income                     -           -             252        -
  Interest expense                  (7,422)       (740)     (44,631)     (1,868)

     Total Other Income (Expenses)  (7,422)       (740)     (44,379)     (1,868)

LOSS BEFORE INCOME TAXES          (184,935)   (205,251)    (390,519)   (410,340)

INCOME TAXES                          -           -            -           -

NET LOSS                        $ (184,935)  $(205,251)   $(390,519)  $(410,340)

BASIC LOSS PER SHARE OF
 COMMON STOCK (Note 1)          $    (0.00)  $   (0.02)   $   (0.01)  $   (0.03)

FULLY DILUTED LOSS PER
 SHARE (Note 1)                 $    (0.00)  $   (0.01)   $   (0.01)  $   (0.02)




                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Consolidated Statements of Stockholders' Equity (Deficit)

                                             Additional     Stock
                               Common Stock    Paid-In  Subscription Accumulated
                              Shares   Amount  Capital    Receivable  Deficit

Balance, December 31, 1997  13,120,810 $ 6,560 $6,373,102 $(175,000)$(6,795,708)

Common stock issued to
 acquire Phillips Pharmatech
 Labs, Inc. (Note 1)        15,602,147   7,801     25,687      -           -

Common stock issued in
 satisfaction of accrued
 wages and accounts payables 2,448,767   1,224    978,284      -           -

Common stock issued for
 services rendered             881,255     441    307,843      -           -

Common stock issued for
 cash at $0.25 per share       546,666     273    169,727      -           -

Common stock issued for
 interest expense              760,112     380    268,495      -           -

Additional common stock
 issued for cash received
 in prior year                 650,000     325       (325)     -           -

Net loss for the year ended
 December 31, 1998                -       -          -         -     (1,252,501)

Balance, December 31, 1998  34,009,757  17,004  8,122,813  (175,000) (8,048,209)

Common stock issued for
services rendered (unaudited)  222,577     111     70,175      -           -

Common stock issued for
 accrued wages (unaudited)     324,477     162     89,838      -           -

Common stock issued for
 interest expense (unaudited)   84,118      42     29,958      -           -

Issuance of common stock from
 exercise of common stock
 warrants at $1.125 per share
 (unaudited)                     8,889       5      9,995      -           -

Common stock issued for cash at
 $0.22 per share (unaudited)   195,000      98     42,902      -           -

Common stock issued to convert
 debentures at $0.25 per share
 (unaudited)                   460,000     230    114,770      -           -

Net loss for the six months
 ended June 30,1999 (unaudited)   -       -          -         -       (390,519)

Balance, June 30, 1999
 (unaudited)                35,304,818 $17,652 $8,480,451 $(175,000)$(8,438,728)



                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                            For the               For the
                                     Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                        1999       1998       1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                            $(184,935) $(205,251) $(390,519) $(410,340)
 Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
   Common stock issued for services
    and interest                        21,500       -       100,286       -
   Depreciation and amortization         6,783      7,912     28,216     11,869
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts
   receivable                          (48,769)     4,568   (106,046)     8,131
  (Increase) decrease in due from
   related party                        (2,857)      -        15,689       -
  (Increase) decrease in inventory      (6,690)       362    (27,346)    14,873
  (Increase) decrease in prepaid expenses -          -         2,369       -
  (Increase) decrease in deposits         -          -        (4,000)      -
  Increase (decrease) in cash overdraft 83,613       -        83,613       -
  Increase (decrease) in accounts
   payable                              13,918     (1,645)   198,018    (23,051)
  Increase (decrease) in accrued
   expenses                             92,114    105,565    187,954    226,827
  Increase (decrease) in due to
   related party                        10,568       -        25,000       -
  Increase (decrease) in customer
   deposits                               -          -      (116,200)      -

   Net Cash (Used) by Operating
    Activities                         (14,755)   (88,489)    (2,966)  (171,691)

CASH FLOWS FROM INVESTING ACTIVITIES

 Increase in patent costs              (20,298)    (7,054)   (30,314)    (7,516)
 Purchase of fixed assets             (101,754)      -      (102,822)      -

   Net Cash (Used) by Investing
    Activities                        (122,052)    (7,054)  (133,136)    (7,516)

CASH FLOWS FROM FINANCING ACTIVITIES

 Borrowings from shareholders           34,572    130,000     36,817    227,000
 Payment on notes payable              (17,422)    (5,192)   (29,198)    (8,970)
 Issuance of common stock               25,000       -        53,000       -

   Net Cash Provided by Financing
    Activities                      $   42,150 $  124,808   $ 60,619  $ 218,030



                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)


                                          For the              For the
                                     Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                       1999      1998       1999       1998

 NET INCREASE (DECREASE) CASH AND
  CASH EQUIVALENTS                 $ (94,657)  $ 29,265  $ (75,483)  $ 38,823

 CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                94,657     11,736     75,483      2,178

 CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                        $    -      $ 41,001  $    -      $ 41,001

 SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION

CASH PAID FOR

 Income taxes                      $    -      $   -     $    -      $   -
 Interest                          $   7,422   $  3,079  $  14,579   $  5,702

NON-CASH FINANCING ACTIVITIES

 Stock issued for services and
  interest expense                 $  21,500   $   -     $ 100,286   $   -
 Stock issued for accrued wages    $  30,000   $   -     $  90,000   $   -
 Stock issued for debt             $    -      $ 19,253  $    -      $ 19,253
 Warrants issued for debt          $    -      $ 19,871  $    -      $ 19,871
 Note payable issued for building  $ 398,358   $   -     $ 398,358   $   -




           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               June 30, 1999 and December 31, 1998

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

             Buildings and leasehold improvements       39 years
             Furniture and fixtures                      5 years
             Computers and equipment                     5 years
             Machinery and equipment                5 to 7 years
             Vehicles                                    5 years

       Depreciation expense for the six months ended June 30, 1999 was $27,572.



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               June 30, 1999 and December 31, 1998

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

       Patent and trademark costs incurred are as follows:

                                                       June 30,    December 31,
                                                         1999         1998
                                                    (Unaudited)

                Patents                              $  484,393   $  454,079
                Trademarks                               11,961       11,961

                Subtotal                                496,354      466,040
                Less accumulated amortization            (4,615)      (3,971)

                Totals                               $  491,739   $  462,069

              Amortization expense for the six months ended June 30, 1999 was $644.

       d.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               June 30, 1999 and December 31, 1998

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



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               June 30, 1999 and December 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

       i.  Inventory

              Inventory is carried at the lower of cost or market value using the first-in, first-out method. Inventory consisted of the following:

                                              June 30,     December 31,
                                                1999           1998
                                           (Unaudited)

               Raw materials               $   437,966     $  400,185
               Work-in-process                  11,336         27,236
               Finished goods                   10,750          5,285

                    Totals                 $   460,052     $  432,706

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

       n.  Accounts Receivable

              Accounts receivable are shown net of the allowance for doubtful accounts of $117,167 and $153,199 at June 30, 1999 and December 31, 1998, respectively.



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               June 30, 1999 and December 31, 1998

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

NOTE 2 - PAYABLE - SHAREHOLDERS

              From time to time the Company receives advances from certain shareholders for the purpose of providing funds for the Company's operating expenditures. The Company has also advanced funds to shareholders. The outstanding balances of these advances fluctuates during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At June 30, 1999 and December 31, 1998, the balance payable to shareholders totaled $148,634 and $111,817, respectively.

NOTE 3 - DEBENTURES PAYABLE - RELATED PARTIES

              The Company also has notes payable (debentures) to various shareholders in the aggregate of $280,000 and $395,000 at June 30, 1999 and December 31, 1998, respectively. The notes bear interest at 10% per annum, are unsecured and are due in 1999. In February 1999, the Company issued 460,000 shares of its common stock in payment of $115,000 of debentures payable. The shares were issued on the basis of four shares for each dollar of debt.



          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               June 30, 1999 and December 31, 1998

NOTE 4 - LINE OF CREDIT

              An analysis of the line of credit with Nations Bank as of June 30, 1999 and December 31, 1998 is shown below:
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

                                                         June 30, December 31,
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



          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               June 30, 1999 and December 31, 1998

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

              During 1999, the Company issued 222,577 shares of its common stock for services. The services were valued at the trading price of the common stock on the date the shares were issued. The Company issued 8,889 shares of its common stock from the exercise of common stock warrants at $1.125 per share. The Company issued 195,000 shares of its common stock for cash at approximately $0.22 per share or $43,000. The Company issued 324,477 shares of its common stock in payment of accrued wages at approximately $0.28 per share or $90,000.

NOTE 8 - NOTES PAYABLE

       Notes payable consisted of the following:
                                                           June 30, December 31,
                                                             1999       1998
                                                          (Unaudited)
       Note payable to Nations Bank, collateralized by a
        vehicle of the Company, interest at 8.99%, principal
        and interest payments of $303 are due monthly,
        matures on September 11, 2000.                      $  3,972  $  5,865

       Note payable to Nations Bank, collateralized by
        equipment of the Company, interest at 12.5%,
        principal and interest payments of $450 are due
        monthly, matures on November 4, 2002.                 14,845    16,518

       Note payable to Nations Bank, collateralized by
        certain assets of the Company, interest at the
        bank's prime rate plus 2.25%, interest payments
        due monthly along with principal payments of
        $3,333, matures on June 12, 2001.                     74,991    94,989

       Note payable to Nations Bank, collateralized by
        building and property of the Company, interest at
        7.75%, principal and interest payments of $2,836
        due monthly, matures in December 2013.               293,616      -

           Total notes payable                             $ 387,424  $117,372



          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               June 30, 1999 and December 31, 1998

NOTE 8 - NOTES PAYABLE (Continued)
                                            June 30,   December 31,
                                              1999         1998
                                          (Unaudited)

         Total notes payable              $  387,424    $ 117,372

         Less: current portion               (57,313)     (46,622)

         Long-term notes payable          $  330,111    $  70,750

       Maturities of notes payable are as follows:

          Year Ending
         December 31,                                  Amount

              1999                                $    46,622
              2000                                     46,608
              2001                                     19,490
              2002                                     4,652
              2003                                      -
              2004 and thereafter                       -

                         Total                    $  117,372

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



          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               June 30, 1999 and December 31, 1998

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

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



          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               June 30, 1999 and December 31, 1998

NOTE 10 - COMMON STOCK WARRANTS (Continued)

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



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               June 30, 1999 and December 31, 1998

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

NOTE 12 - RELATED PARTY TRANSACTIONS

              The Company has incurred $30,000 of interest expense to shareholders during the six months ended June 30, 1999.
       This balance is comprised of the issuance of 84,118 shares of common stock valued at $30,000 for taking stock instead of cash for payment of their compensation. (See also Notes
       2, 3 and 7)



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               June 30, 1999 and December 31, 1998

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

                                          For the Year Ended
                                          December 31, 1998
                                                         Proforma    Proforma
                                    Medisys   Phillips  Adjustments  Combined

Revenues                         $   26,846  $ 2,777,766  $   -     $ 2,804,612
Cost of products sold                 5,396   1,949,919       -       1,955,315

Gross Margin                         21,450     827,847       -         849,297

Product research and development    382,318        -          -         382,318
Depreciation and amortization        14,322      66,224       -          80,546
General and administrative          564,543     725,845       -       1,290,388

     Total Operating Expenses       961,183     792,069       -       1,753,252

          Operating Loss           (939,733)     35,778       -        (903,955)

Gain on sale of asset                 1,475        -          -           1,475
Interest expense                   (312,213)    (44,251)      -        (356,464)
Bad debt expense                     (2,030)     (4,936)      -          (6,966)

     Total Other Income (Expense)  (312,768)    (49,187)      -        (361,955)

          Net Loss              $(1,252,501)  $ (13,409)  $   -    $ (1,265,910)




Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

    The net loss for the three month period ("second quarter") and six month period ("first half) ended June 30, 1999 decreased to $184,935 and $390,519, respectively, from $205,251 and $410,340 for the corresponding 1998 periods. This decrease in net loss reflects the first six months of operations following the Company's acquisition of Phillips Pharmatec Labs, Inc. ("Phillips"). The Company's revenues for the second quarter and first half of 1999 increased to $810,271 and $1,529,156, respectively, compared to $3,382 and $23,375 for the corresponding 1998 periods. Revenues were primarily generated by Phillips. Cost of goods sold rose to $535,592 and $1,038,816 for the second quarter and first half of 1999, respectively, compared to $771 and $5,332 for the corresponding 1998 periods.

    Product research and development costs for the second quarter of 1999 increased 694% to $33,749 due to increased focus on commercialization of the Company's safety products. However, product research and development costs for the first half of 1999 decreased 4% to $76,400 due to a reduction of operating capital and the corresponding reduction of all expenditures during the first quarter. General and administrative costs for the second quarter and first half of 1999 increased 111% (to $411,660) and 118% (to $731,864), respectively, compared to the 1998 periods, also attributed to the acquisition of Phillips.

Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied primarily through its financing activities, including private loans and raising capital through the sale of securities. Working capital as of June 30, 1999 was a negative $971,068 compared to a negative $790,026 at December 31, 1998. This 23% decrease in working capital is primarily attributed to the $83,613 cash overdraft at June 30, 1999, and increases during the period in accounts payable (33%), accrued expenses (102%), and shareholder payables (33%). These results were partially offset by the reduction of $116,200 due to a related party, the 29% decrease in debentures payable to related parties, and the 36% increase in accounts receivable. The decrease in debentures payable resulted from the conversion of $115,000 of debt into 460,000 shares of the Company's common stock during the first quarter of 1999. Other results are due to the acquisition and subsequent operations of Phillips.

         Net cash used by operating activities for the second quarter and first half of 1999 was $14,755 and $2,966, respectively, compared to net cash used of $88,489 and $171,691 for the comparable 1998 periods. These results are primarily due to the decrease in net loss for the 1999 periods, increases in accounts payable and accrued expenses, and the payment of services and interest with shares of the Company's common stock.

         Net cash used by investing activities was $122,052 and $133,136 for the second quarter and first half of 1999, respectively, compared to net cash used of $7,054 and $7,516 for the corresponding 1998 periods. These results are primarily due to the purchase of fixed assets in 1999. Net cash provided by financing activities during the second quarter and first half of 1999 was $42,150 and $60,619, respectively, compared to $124,808 and $218,030 for the comparable 1998 periods. This was due to a decrease from the significant borrowing from stockholders during 1998.

         The Company is currently technically in default on three notes payable to various individuals totaling $30,222. One of the three notes calls for monthly payments of $500 which the Company continues to pay. One of the two notes is currently in negotiations and the other note holder has not demanded repayment.
The Company continues to accrue interest on all outstanding notes payable.

         As of June 30, 1999 the Company had total assets of $2,072,747 and stockholders' deficit of $115,625. In comparison, as of December 31, 1998 the Company had total assets of $1,624,726 and total stockholders' deficit of $83,392.

         Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations in 1999. The acquisition of Phillips Pharmatec has improved the Company's financial status. Phillips basically funds itself through operations and management estimates that its current level of operations require approximately $50,000 in additional operating capital per month in cash based upon average monthly cash flows during the first quarter of 1999. Unless the Company is able to substantially increase current sales of its products during early 1999, or is able to raise funds from the sale of corporate debt or equity securities, the Company may encounter a cash flow shortage during the third quarter of 1999. The Company intends to seek additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. As of the date hereof, the Company has entered into an agreement for raising capital from a private source in the amount of $1,000,000. The Company signed a letter of intent to acquire a marketing company with a positive cash flow. However, consummation of this acquisition is considered doubtful at this time. If sales revenue from the Company's products under development are not adequate to fund the Company's future operations and it is unable to secure financing from the sales of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations or postpone product development and expansion plans. The continuation as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

Net Operating Loss

         The Company has accumulated approximately $8,048,209 of net operating loss carryforwards as of December 31, 1999, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or six month period ended June 30, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Recent Developments

         In March of 1999, Medisys signed a letter of intent to acquire Health Care Direct Services, Inc. and affiliates. Management believe that this acquisition might add revenue to the Company and give Medisys the marketing capability necessary to begin commercialization of many of its proprietary devices and complimentary health care products of Phillips and its customers.
As of the date hereof, negotiations are still progressing although no definitive agreement has been entered. Due diligence has resulted in management becoming less optimistic as to the potential value of concluding the acquisition.

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

Item 2.  Changes in Securities and Use of Proceeds

         During the three month period ended June 30, 1999, the Company issued an aggregate of 309,107 shares of authorized, but previously unissued common stock. Of this amount, the Company issued 122,905 shares to four (4) persons in exchange for services rendered to the Company, and 111,202 shares for deferral of accrued wages valued at $27,500. The Company realized $15,000 in gross proceeds from the sale of shares for cash. These funds were used for general operating expenses.

         The above issuances of shares were made in private transactions to persons possessing knowledge of the Company and its business operations. Accordingly, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.




Item 4.  Submissions of Matters to a Vote of Security Holders

         On Wednesday, May 12, 1999, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders at the Holiday Inn-East, Baton Rouge, Louisiana. At the Meeting, the following incumbent directors were elected by the indicated vote to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

           Nominee                              For      Against        Abstain
    Edward P. Sutherland                    25,820,770     -0-             100
    Gary Alexander                          25,820,770     -0-             100
    Kerry M. Frey                           25,820,770     -0-             100
    William D. Kiesel                       25,820,770     -0-             100
    Dr. Timothy Andrus                      25,815,770     -0-           5,100
    Brett Phillips                          25,815,770     -0-           5,100
    Dr. Robert L. diBenedetto               25,820,770     -0-             100
    Carl Anderson                           24,227,049  1,588,721        5,100
    Bill Morris                             25,815,770     -0-           5,100

    In addition to the election of directors, the following business was brought before and voted upon at the Annual Meeting of
Stockholders:

    Stockholders ratified the appointment of Jones, Jensen &
Company as independent auditors for the Company's fiscal year ending December 31, 1999 by a vote of 25,820,870 for, -0- against, and -0- abstaining.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    On April 8, 1999, the Company filed an amendment to its report on Form 8-K reporting under Item 2 and Item 7 the acquisition by the Company of Phillips Pharmatec Labs, Inc. and the requisite financial statements related to such acquisition.



                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEDISYS TECHNOLOGIES, INC.



                                  BY:  /S/ Edward P. Sutherland
                                       EDWARD P. SUTHERLAND
                                       Chairman, Chief Executive
                                       Officer, Treasurer and
                                       Director
                                  DATE:  August 18, 1999



                                  BY:  /S/ Kerry Frey
                                       KERRY FREY
                                       President, Chief
                                       Operating and
                                       Director
                                  DATE:  August 18, 1999