Form 10QSB
period 1999-09-30
MEDISYS TECHNOLOGIES INC
filed 1999-11-22
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
            [X]     Quarterly Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

             For the Quarter Ended September 30, 1999

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
          Class              Outstanding as of September 30, 1999

     Common Stock,                           36,396,290
Par Value $0.0005 per value

Transitional Small Business Disclosure Format (check one):
Yes [   ];  No [ X ]



                    MEDISYS TECHNOLOGIES, INC.

                        TABLE OF CONTENTS

                                                                          Page
                              PART I

     Item 1.  Financial Statements . . . . . . . . . . . . . . . .          3

     Item 2.  Management's Discussion and Analysis or Plan
              of Operation . . . . . . . . . . . . . . . . . . . .         11

                             PART II

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .         15

     Item 2.  Changes in Securities and Use of Proceeds. . . . . .         15

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .         16

     Item 4.  Submissions of Matters to a Vote of Security
              Holders. . . . . . . . .                                     16

     Item 5.  Other Information. . . . . . . . . . . . . . . . . .         16

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .         16

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . .         17



                              PART I

Item 1.  Financial Statements

  The following unaudited Financial Statements for the period ended September 30, 1999, have been prepared by the Company.












                   Medisys Technologies, Inc.

               Consolidated Financial Statements

            September 30, 1999 and December 31, 1998









           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets

                              ASSETS

                                                 September 30,  December 31,
                                                      1999         1998
CURRENT ASSETS                                    (Unaudited)

   Cash                                          $        708    $  75,483
   Accounts receivable, net                           473,830      294,949
   Due from related party                               9,549       18,546
   Inventory                                          447,422      432,706
   Prepaid expenses                                    21,328       25,658

     Total Current Assets                             952,837      847,342

FIXED ASSETS

   Buildings                                          398,358         -
   Computers and equipment                             73,341       72,061
   Machinery and equipment                            301,087      293,850
   Leasehold improvements                              65,445       65,445
   Furniture and equipment                             46,120       49,249
   Vehicles                                            19,915       19,915
   Accumulated depreciation                          (268,319)    (226,970)

     Total Fixed Assets                               635,947      273,550

OTHER ASSETS

   Security deposits                                   45,039       41,765
   Patent and trademark costs, net                    498,692      462,069

     Total Other Assets                               543,731      503,834

     TOTAL ASSETS                                $  2,132,515  $ 1,624,726




           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                September 30,    December 31,
                                                    1999             1998
                                                  (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                $     92,036     $      -
   Accounts payable                                   941,175         591,688
   Accrued expenses                                   281,651          95,819
   Customer deposits                                     -            116,200
   Payable - shareholders                             175,388         111,817
   Notes payable, current portion                      61,972          46,622
   Line of credit                                     250,000         250,000
   Notes payable - shareholders                        30,222          30,222
   Debentures payable - related parties               290,000         395,000

     Total Current Liabilities                      2,122,444       1,637,368

LONG-TERM DEBT

   Notes payable                                      319,830          70,750
   Total Long-Term Debt                               319,830          70,750

     TOTAL LIABILITIES                              2,442,274       1,708,118

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 100,000,000 shares authorized
    of $0.0005 par value, 36,396,290 and 34,009,757
    shares issued and outstanding, respectively        18,198          17,004
   Additional paid-in capital                       8,749,840       8,122,813
   Stock subscriptions receivable                    (175,000)       (175,000)
   Accumulated deficit                             (8,902,797)     (8,048,209)

     Total Stockholders' Equity (Deficit)            (309,759)        (83,392)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                            $  2,132,515    $  1,624,726



              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
                              (Unaudited)

                                          For the                 For the
                                   Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                     1999        1998        1999         1998

REVENUES                          $ 703,622  $     975   $ 2,232,778  $  24,350

COST OF GOODS SOLD                  474,891       -        1,513,707      5,332

GROSS MARGIN                        228,731        975       719,071     19,018

OPERATING EXPENSES

 Product research and development    33,750      5,826      110,150      85,451
 Depreciation and amortization       13,456      4,268       41,672      12,182
 Selling, general and
  administrative                    461,681    168,748    1,193,545     507,724

  Total Operating Expenses          508,887    178,842    1,345,367     605,357

OPERATING LOSS                     (280,156)  (177,867)    (626,296)   (586,339)

OTHER INCOME (EXPENSES)

  Other income                        4,528       -           4,780        -
  Interest expense                 (188,441)      (725)    (233,072)     (2,593)

   Total Other Income (Expenses)   (183,913)      (725)    (228,292)     (2,593)

LOSS BEFORE INCOME TAXES           (464,069)  (178,592)    (854,588)   (588,932)

INCOME TAXES                           -          -            -           -

NET LOSS                         $ (464,069) $(178,592) $  (854,588) $ (588,932)

BASIC LOSS PER SHARE OF
 COMMON STOCK                    $    (0.01) $   (0.01) $     (0.02) $    90.05)

FULLY DILUTED LOSS PER
 SHARE                           $    (0.01) $   (0.01) $     (0.02) $    (0.05)



                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Consolidated Statements of Stockholders' Equity (Deficit)

                                             Additional    Stock
                                Common Stock   Paid-In Subscription  Accumulated
                              Shares   Amount  Capital  Receivable     Deficit

Balance, December 31, 1997 13,120,810 $ 6,560 $6,373,102 $(175,000) $(6,795,708)

Common stock issued to
 acquire Phillips
 Pharmatech Labs, Inc      15,602,147   7,801     25,687      -            -

Common stock issued in
 satisfaction of accrued
 wages and accounts
 payables                   2,448,767   1,224    978,284      -            -

Common stock issued for
 services rendered            881,255     441    307,843      -            -

Common stock issued for
 cash at $0.25 per share      546,666     273    169,727      -            -

Common stock issued for
 interest expense             760,112     380    268,495      -            -

Additional common stock
 issued for cash received
 in prior year                650,000     325       (325)     -            -

Net loss for the year ended
 December 31, 1998               -       -          -         -      (1,252,501)

Balance, December 31, 1998 34,009,757  17,004  8,122,813  (175,000)  (8,048,209)

Common stock issued for
 services rendered at
 $0.24 per share
 (unaudited)                  714,049     357    171,864      -            -

Common stock issued for
 accrued wages at $0.28 per
 share (unaudited)            324,477     162     89,838      -            -

Common stock issued for
 interest expense at $0.29
 per share (unaudited)        684,118     342    197,658      -            -

Issuance of common stock from
 exercise of common stock
 warrants at $1.125 per share
 (unaudited)                    8,889       5      9,995      -            -

Common stock issued for cash
 at $0.22 per share
 (unaudited)                  195,000      98     42,902      -            -

Common stock issued to
 convert debentures at $0.25
 per share (unaudited)        460,000     230    114,770      -            -

Net loss for the nine months
 ended September 30,1999
 (unaudited)                     -       -          -         -        (854,588)

Balance, September 30, 1999
 (unaudited)               36,396,290 $18,198 $8,749,840 $(175,000) $(8,902,797)



                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                              For the            For the
                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                         1999      1998      1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                            $(464,069) $(178,592) $(854,588) $(588,932)
 Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
   Common stock issued for services
    and interest                       269,935       -       370,221       -
 Depreciation and amortization          13,456      4,268     41,672     12,182
 Changes in operating assets and
  liabilities:
   (Increase) decrease in accounts
    receivable                         (72,835)     1,358   (178,881)     9,489
   (Increase) decrease in due from
    related party                       (6,692)      -         8,997       -
   (Increase) decrease in inventory      12,630      -       (14,716)    14,873
   (Increase) decrease in prepaid
    expenses                              1,961      -         4,330       -
   (Increase) decrease in deposits          726      -        (3,274)      -
   Increase (decrease) in cash overdraft  8,423      -        92,036       -
   Increase (decrease) in accounts
    payable                             151,469    56,652    349,487     33,601
   Increase (decrease) in accrued
    expenses                             87,878   105,513    275,832    332,340
   Increase (decrease) in due to
    related party                       (25,000)     -          -          -
   Increase (decrease) in customer
    deposits                               -         -      (116,200)      -

     Net Cash (Used) by Operating
      Activities                        (22,118)  (10,801)   (25,084)  (186,447)

CASH FLOWS FROM INVESTING ACTIVITIES

 Sale of equipment                         -           76       -            76
 Increase in patent costs                (7,275)  (54,686)   (37,589)   (58,247)
 Purchase of fixed assets                (1,031)     -      (103,853)      -

     Net Cash (Used) by Investing
      Activities                         (8,306)  (54,610)  (141,442)   (58,171)

CASH FLOWS FROM FINANCING ACTIVITIES

 Borrowings from shareholders            36,754    35,000     73,571    262,000
 Payment on notes payable                (5,622)   (2,100)   (34,820)   (11,070)
 Issuance of common stock                  -         -        53,000       -

     Net Cash Provided by Financing
      Activities                       $ 31,132  $ 32,900   $ 91,751  $ 250,930



                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)


                                          For the               For the
                                     Three Months Ended     Nine Months Ended
                                       September 30,           September 30,
                                      1999       1998         1999      1998

 NET INCREASE (DECREASE) CASH AND
  CASH EQUIVALENTS                 $    708  $ (32,511)  $  (74,775)  $  6,312

 CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                 -        41,001       75,483      2,178

 CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                        $    708  $   8,490   $      708   $   8,490

 SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION

CASH PAID FOR

 Income taxes                      $   -     $    -      $     -      $    -
 Interest                          $ 19,444  $     725   $   34,023   $   6,427

NON-CASH FINANCING ACTIVITIES

 Stock issued for services and
  interest expense                 $269,935  $    -      $  370,221   $    -
 Stock issued for accrued wages    $   -     $    -      $   90,000   $    -
 Stock issued for debt             $   -     $    -      $     -      $  19,253
 Warrants issued for debt          $   -     $    -      $     -      $  19,871
 Note payable issued for building  $   -     $    -      $  398,358   $    -




           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             September 30, 1999 and December 31, 1998

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

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



Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

    Revenues for Medisys Technologies, Inc. (the "Company") for the three month period ("third quarter") and nine month period ("first nine months") ended September 30, 1999 decreased to $703,622 and $2,232,778, respectively, compared to $975 and $24,350 for the corresponding 1998 periods. Revenues during the 1998 periods were primarily generated by Phillips Pharmatec Labs, Inc. ("Phillips"), the Company's recently acquired subsidiary. Cost of goods sold rose to $474,891 and $1,513,707 for the third quarter and first nine months of 1999, respectively, compared to $-0- and $5,332 for the corresponding 1998 periods. Cost of goods sold for both the third quarter and first nine months of 1999 equaled 68% of revenues, resulting in a gross margin of 32% for both periods.

    Total operating expenses increased to $508,887 and $1,345,367 for the third quarter and first nine months of 1999, respectively, compared with $178,842 and $605,357 for the same 1998 periods. These increases are primarily attributed to the increase in general and administrative costs for the third quarter and first nine months of 1999 174% (to $461,681) and 135% (to $1,193,545), respectively. These results also reflect increased activities due to the acquisition of Phillips.

    Additionally, product research and development costs for the third quarter of 1999 increased 479% to $33,750 and increased 29% to $110,150 for the first nine months of 1999, due to increased focus on commercialization of the Company's safety products. Also, interest expense increased significantly to $188,441 for the third quarter and $228,292 for the first nine months of 1999, compared to $725 and $2,593 for the same 1998 periods. This increase is attributed to shares of common stock being issued in as payment of interest expense.

    The net loss for the third quarter and first nine months of 1999 increased to $464,069 and $854,588, respectively, from $178,592 and $588,932 for the corresponding 1998 periods. The increases in net loss reflects the first nine months of operations following the Company's acquisition of Phillips Pharmatec Labs, Inc. ("Phillips") and the accompanying increases in operating expenses.



Liquidity and Capital Resources

         Historically, the Company's working capital needs have been satisfied primarily through its financing activities, including private loans and raising capital through the sale of securities. Working capital at September 30, 1999 was a negative $1,169,607 compared to a negative $790,026 at December 31, 1998. This 48% decrease in working capital is primarily attributed to the $92,036 cash overdraft at September 30, 1999, and increases during the period in accounts payable (59%), accrued expenses (194%), and shareholder payables (57%). These results were partially offset by the 27% reduction in a debenture payable to a related party and the 61% increase in accounts receivable. The decrease in debentures payable resulted from the conversion of $105,000 of debt into 460,000 shares of the Company's common stock during the first quarter of 1999.

         Net cash used by operating activities for the third quarter and first nine months of 1999 was $22,118 and $25,084, respectively, compared to net cash used of $10,801,489 and $186,447 for the comparable 1998 periods. These results are primarily due to the increase in net loss for the 1999 periods, increases in accounts payable and accrued expenses, and the payment of services and interest with shares of the Company's common stock.

         Net cash used by investing activities was $8,306 and $141,442 for the third quarter and first nine months of 1999, respectively, compared to net cash used of $54,610 and $58,171 for the corresponding 1998 periods. These results are primarily due to the purchase of fixed assets in 1999. Net cash provided by financing activities during the third quarter and first nine months of 1999 was $31,132 and $91,751, respectively, compared to $32,900 and $250,930 for the comparable 1998 periods. These results are due primarily to the decrease from the significant borrowing from stockholders during 1998.

         The Company is currently technically in default on three notes payable to various individuals totaling $30,222. One of the three notes calls for monthly payments of $500 which the Company continues to pay. One of the two notes is currently in negotiations and the other note holder has not demanded repayment.
The Company continues to accrue interest on all outstanding notes payable.

         At September 30, 1999 the Company had total assets of $2,132,515 and stockholders' deficit of $309,759. In comparison, at December 31, 1998 the Company had total assets of $1,624,726 and total stockholders' deficit of $83,392.

         Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations through the end of 1999. The acquisition of Phillips Pharmatec has improved the Company's financial status. Phillips basically funds itself through operations and management estimates that its current level of operations require approximately $50,000 in additional operating capital per month in cash based upon average monthly cash flows during the third quarter of 1999. Unless the Company is able to substantially increase current sales of its products during early 2000, or is able to raise funds from the sale of corporate debt or equity securities, the Company may encounter a cash flow shortage during the second quarter of 2000. The
Company intends to seek additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. As of the date hereof, the Company has entered into an agreement for raising capital from a private source in the amount of $1,000,000. The Company has receive a promissory note for that amount and has issued shares of its common stock.

         If sales revenue from the Company's products under development are not adequate to fund the Company's future operations and it is unable to secure adequate financing from the sales of its securities or from private lenders, the Company could experience additional losses which could curtail the Company's operations or postpone product development and expansion plans. The continuation as a going concern is directly dependent upon the success of its future operations and ability to obtain additional financing.

Net Operating Loss

         The Company has accumulated approximately $8,048,209 of net operating loss carryforwards as of December 31, 1999, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or nine month period ended September 30, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Recent Developments

         In March of 1999, Medisys signed a letter of intent to acquire Health Care Direct Services, Inc. and affiliates. Management believed that the acquisition might add revenue to the Company and give it additional marketing capability. However, negotiations were subsequently discontinued and the prospective acquisition was terminated.

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

Item 2.  Changes in Securities and Use of Proceeds

         During the three month period ended September 30, 1999, the Company issued an aggregate of 1,091,472 shares of authorized, but previously unissued common stock. Of this amount, 600,000 shares were issued for interest expense valued at $.29 per share, and 491,472 shares were in payment of certain contractual services rendered to the Company, valued at $.24 per share

         The above issuances of shares were made in private transactions to persons possessing knowledge of the Company and its business operations. Accordingly, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act.



Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submissions of Matters to a Vote of Security Holders

         This Item is not applicable to the Company.

Item 5.  Other Information

         This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three month period ended September 30, 1999.



                            SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEDISYS TECHNOLOGIES, INC.



                                       BY:  /S/ Edward P. Sutherland
                                            EDWARD P. SUTHERLAND
                                            Chairman, Chief Executive
                                            Officer, Treasurer and
                                            Director
                                       DATE: November 22, 1999



                                       BY:  /S/ Kerry Frey
                                            KERRY FREY
                                            President, Chief
                                            Operating and
                                            Director
                                       DATE: November 22, 1999