Form 10QSB/A
period 1999-09-30
MEDISYS TECHNOLOGIES INC
filed 1999-12-03
CIK 898128

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



Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

    Revenues for Medisys Technologies, Inc. (the "Company") for
the three month period ("third quarter") and nine month period
("first nine months") ended September 30, 1999     increased      to
$703,622 and $2,232,778, respectively, compared to $975 and $24,350 for the corresponding 1998 periods. Revenues during the 1998 periods were primarily generated by Phillips Pharmatec Labs, Inc. ("Phillips"), the Company's recently acquired subsidiary. Cost of goods sold rose to $474,891 and $1,513,707 for the third quarter and first nine months of 1999, respectively, compared to $-0- and $5,332 for the corresponding 1998 periods. Cost of goods sold for both the third quarter and first nine months of 1999 equaled 68% of revenues, resulting in a gross margin of 32% for both periods.

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

         Net cash used by operating activities for the third quarter and first nine months of 1999 was $22,118 and $25,084,
respectively,  compared to net cash used of     $10,801      and
$186,447 for the comparable 1998 periods. These results are primarily due to the increase in net loss for the 1999 periods, increases in accounts payable and accrued expenses, and the payment of services and interest with shares of the Company's common stock.

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


                                       MEDISYS TECHNOLOGIES, INC.



                                       BY:  /S/ Edward P. Sutherland
                                            EDWARD P. SUTHERLAND
                                            Chairman, Chief Executive
                                            Officer, Treasurer and
                                            Director
                                       DATE: December 3, 1999



                                       BY:  /S/ Kerry Frey
                                            KERRY FREY
                                            President, Chief
                                            Operating and
                                            Director
                                       DATE: December 3, 1999