Form 10KSB
period 1999-12-31
MEDISYS TECHNOLOGIES INC
filed 2000-04-14
CIK 898128

United States Securities and Exchange Commission
                          Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)
                 [X]          Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934
          For the Fiscal Year Ended December 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.
$2,716,819

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $54,970,028 (Based on price of $1.75 per share on April 12, 2000)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                      Outstanding as of March 31, 2000
Common Stock, Par Value $0.0005              59,400,820

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [  ]  No [X]


                   MEDISYS TECHNOLOGIES, INC.

                              TABLE OF CONTENTS

                                  PART I

Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . .     3

Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . .    19

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    19

Item 4. Submission of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . .    19

                                  PART II

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters. . . . . . . . . . . . . . .    19

Item 6.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . .    21

Item 7.   Financial Statements and Supplementary Data. . . . . . . .    24

Item 8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . . . .    48

                                 PART III

Item 9.   Directors and Executive Officers of the
            Registrant . . . . . . . . . . . . . . . . . . . . . . .    48

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . .    53

Item 11.  Security Ownership of Certain Beneficial
            Officers and Management. . . . . . . . . . . . . . . . .    54

Item 12.  Certain Relationships and Related Transactions . . . . . .    56

                                  PART IV

Item 13.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . .    57

          Signatures.. . . . . . . . . . . . . . . . . . . . . . . .    58



                              PART I

Item 1.   Business

General Developments

     Medisys Technologies, Inc. ("Company") was incorporated on March 17, 1983 as Whitewater Products, Ltd. under the laws of the State of Utah. On August 6, 1992, the Company acquired Medisys Technologies, Inc., a Louisiana corporation formed in 1992 to explore the potential for development of the SofCepsTM Birth Assistance Safety Device concept, and changed its name to Medisys Technologies, Inc.

     In December of 1998, the Company acquired Phillips Pharmatec
Labs, Inc. ("Phillips"), which was expected to generate revenue for some of the Company's patented products and from the complementary healthcare product lines of Phillips and its customers.

     In 1999, the Company was granted U.S. patents for the SofDrawTM Fluid and Blood Collection safety device, the BxDrawTM Fine Needle Biopsy Safety Device and the PreSafTM specialty intramuscular injection safety syringe designed for the significant prefilled syringe market. The Company owns a total of 19 patents covering medical safety devices and other products that offer proprietary, high-potential technology, and has 19 patent applications pending for its medical devices in both the U.S. and overseas. To date, the Company has invested approximately $9,600,000 in the development of its proprietary ideas and patented intellectual property.

     To take advantage of the new market opportunity created by state safety needle laws introduced by California in 1998, the Company adopted a strategy to focus on commercializing its proprietary group of safety needle devices, including its patented and current lead product, the CoverTipTM Hypodermic Safety Syringe.

     The Company's principal executive and administrative offices are located at 144 Napoleon Street, Baton Rouge, Louisiana 70802 and its telephone number is (225) 343-8022. The Company also maintains a small operations office, which it rents in Far Hills, New Jersey. Phillips conducts its independent manufacturing, packaging, and related operations out of two buildings in Largo, Florida. Phillips owns one of the buildings and leases the other.

Description of Business

     Demand for healthcare products continues to be strong, tempered by an ongoing focus on healthcare cost containment. The Company is a diversified medical company with a business strategy to design and develop medical device products that address concerns of cost and safety. The Company believes that medical device safety features, commanding a reasonable cost differential from standard, non-safety devices, will ultimately lower the cost of health care, enhance patient care and healthcare worker safety.

     The Company's current business strategy is to commercialize its lead product, the CoverTipTM Hypodermic Safety Syringe, and develop other products in the Medisys sharps safety device portfolio intended to reduce the occurrence of accidental needlesticks in the healthcare workplace setting. These products are similar in appearance, use and size to the standard non-safety devices commonly used. The Company believes that its safety medical devices can assist healthcare employers in meeting safety standards established by the Occupational Safety and Health Administration (OSHA) to help eliminate or minimize occupational exposure to bloodborne pathogens. Each of these products incorporates patented proprietary technology that enables a healthcare professional to use standard operating technique, providing fail-safe protection both during and after the medical procedure. As part of the Company's strategy of maximizing its investment in sharps safety device design and development, the Company has developed various products, sizes and adaptations for a range of medical diagnostic and treatment applications.

     Phillips, a wholly owned subsidiary, operates as an independent company to manufacture nutriceutical health products of other companies on a contract basis.

MEDICAL DEVICE SAFETY

     Management anticipates a growing market due to the conversion to advanced safety protection devices that protect healthcare workers against the potential danger from accidental needlesticks. The transfer of infectious diseases from accidental needlesticks result in enormous economic and social costs. The possibility of accidental infection from AIDS (HIV), Hepatitis and other communicable diseases is a critical issue for healthcare workers (over 4 million in the U.S. alone), medical professionals, and healthcare institutions.

     Among the applications for needles in the medical setting are the injection of drugs (hypodermic syringes) and the drawing of blood and other bodily fluids (blood collection needles). Studies have estimated that as many as 800,000 accidental needlestick occur each year in the U.S. The rate of accidental needlesticks reported by the Centers for Disease Control (CDC) was one occurrence for every 250 injections made. Authorities believe that this number is much higher because many incidents are not reported. The potential for transmission of the Hepatitis C (HCV), Hepatitis B (HBV) and the HIV (AIDS) viruses can occur from just one needlestick. The potential cost of a single contaminated needlestick injury is estimated between $250-$2,302 just for evaluation and testing.

     While the incidence of AIDS contracted through accidental needlesticks is low, the occurrence of Hepatitis and other infectious diseases compounds the problem and cumulatively results in high cost, liability, long-term care and productivity losses. The impact among individual healthcare workers tested, and the cost of both the testing and treatment, are enormous. For both Hepatitis B virus and HIV infections, the primary source of exposure is, according to the CDC, a contaminated dirty needlestick.

     On September 30, 1998, Governor Pete Wilson of California signed into law legislation that made California the first state in the nation to require the use of safety needles to protect health care workers from hazardous needlesticks. California created a model for a national standard now endorsed by federal guidelines. Tennessee, Maryland and Texas enacted legislation in 1999, followed by New Jersey in January. Twenty-six other states and the District of Columbia have introduced, or are drafting, safety needle legislation.

     Federal mandates for the use of sharps blunting systems for syringes were established in November 1999. The U.S. Occupational Safety and Health Administration (OSHA) revised its 1991 bloodborne pathogens compliance directive to help minimize the serious health risks faced by workers exposed to blood and other potentially infectious materials, including HIV and the Hepatitis B and C viruses. The new directive emphasizes the importance of an annual review of an employer's bloodborne pathogens program and the use of safer medical devices to help reduce needlesticks and other sharps injuries. In response to the OSHA directive, the American Hospital Association (AHA) issued an advisory statement urging its members to comply with state regulations. The CDC also issued an Alert recommending the use of devices with safety features, which are an integral part of the device design, operate passively without requiring user activation, cannot be deactivated, and remain protective through the disposal procedure. The Company believes that national attention on the compelling need to adopt safety medical devices will focus increased attention on the Company's products. The Company is in a strategic position to capitalize on this demand because its portfolio of safety products uniquely meet proposed safety requirements. As a result of these national regulations and guidelines, the Company believes that the use of safety needle products is likely to increase significantly.

The Safety Needle Syringe Market

     The August 1998 Theta Report #850 on disposable medical supplies reports that there were an estimated 6.6 billion syringes sold in the U.S. in 1997. Theta forecasts that the U.S. market will grow at an annual rate of between 6.8% and 7.3% through 2001, with total syringe sales reaching 8.7 billion.

     Historically, the needle market has been price competitive with little differentiation between products. New regulatory requirements, the economic pressures of avoiding product liability suits, negative publicity and pressure from healthcare worker organizations and medical safety advocates are strong motivators to the healthcare industry to adopt a relatively low-cost, easy to-use safety syringe. In addition to price, needle suppliers are now competing for market share based on operating and safety features. The Theta report suggests that in 2001, while having a 75% market share, safety syringes will command more than a 66% selling price premium over non-safety syringes. Theta predicts a 15% yearly U.S. growth rate in safety blood collection devices. The target markets for these devices include: 1) hospitals of all types (6,300 in the U.S.), 2) private practitioners (600,000 plus in the U.S.), 3) home healthcare providers, 4) clinics, 5) nursing homes, and 6) EMT units. The global market has been estimated to be twice the size of the U.S. market.

     Until recent state legislation and more exacting regulatory directives compelled the healthcare industry to consider the safety aspects of medical devices, the industry was reluctant to convert from standard syringes to safety syringes because of the added costs and difficult technique changes necessary to use the cumbersome devices now on the market. Safety devices currently in the marketplace are more complicated to use than standard devices. Typically, the operator must use a new methodology, either during or after the injection process. Sleeve syringes are awkward to use, provide inadequate protection and are susceptible to reuse by intravenous drug users. Retractable syringes incorporate retraction technology that requires some change in operating technique in order to retract the needle permanently into the barrel. Some products require two-handed application techniques, which actually present accidental needlestick opportunities.

     While unit cost is important, overall cost-in-use is critical for adoption of safety devices. Not only do safety syringes on the market cost more to produce than standard syringes, the in-service cost to train healthcare practitioners to use safety syringes places an added burden on the conversion rate. In all cases, current devices force upon the operator a change of habit. Activation studies indicate that, despite the potential danger of standard syringes, healthcare workers find it difficult to change long-held habits, especially in a fast-paced healthcare setting. One study found that 25% of the needle injuries since 1993, when the devices began being used by students, came from safety needle devices. The extensive, round-the-clock in-service training required to overcome the difficult technique changes necessary to use many of these cumbersome devices must be factored in.

     Despite the inadequacies of safety devices currently available, the Company believes that the proliferation of interest and effort to convert to safety needle products, legal requirements, as well as the tremendous support from the healthcare worker community will accelerate conversion to safety syringes. As the safety syringe market begins to demonstrate some differentiation, Management believes that CoverTipTM has superior advantages to products currently in the marketplace and to those about to be introduced. The main advantage of the Company's safety syringe is its close similarity in use to a standard syringe. The passive, one-handed activation of CoverTipTM offers superior benefits to other available safety syringes. The Company cannot forecast prices of its products, but the Company believes that its safety devices have superior cost benefits and that its production costs will fall below devices with more complicated retractable and sleeve safety technologies and design.
CoverTipTM Hypodermic Syringe

     The CoverTipTM Hypodermic Safety Syringe addresses each of the major issues associated with current safety syringes and provides benefits over standard intramuscular (IM) syringes. The superiority of the CoverTipTM Safety Syringe dwells in its conformity to unique, but simple, design criteria for safety, ease of use and cost. First, the window of opportunity for an accidental needlestick is virtually eliminated. The CoverTipTM device employs a design that provides protection from the sharp needle tip prior to withdrawal from the patient's skin, protecting the healthcare worker during the drug delivery process, as well as during the disposal of the used syringe. This eliminates any contaminated needle exposure to the healthcare worker and offers an advantage over other safety syringes that require extraction from the patient's skin prior to implementation of various needle tip protection methods. Single usage of the syringe is achieved by the locking of the protective sheath.

     Secondly, the device is easy to use with little or no additional training for the health care worker. In contrast to other safety syringes, the CoverTipTM device is identical to conventional syringes, employing standard syringe usage technique and requiring no costly instruction, medical in-service training, or habit changes for the healthcare professional. The safety feature is passive and automatic with no additional active steps required of the operator. One-handed usage increases safety. CoverTipTM is used just as any standard syringe with insertion of the needle into the patient's skin and depression of the syringe plunger to inject the medicine. As the syringe plunger is depressed, it automatically engages a micro-thin safety sleeve that slides down to cover the tip of the needle after penetration of the skin and subsequent insertion of the medicinal fluid. The needle blunting occurs prior to removal from the patient's skin, offering added protection to the healthcare worker.

     Third, the device is fail-safe by relying entirely on positive mechanical action rather than on buttons, releases, springs, vacuums, or other such complicated additional steps. Finally, the design is economically acceptable, holding down production costs to a reasonable level as compared to both safety devices and current standard products. It is anticipated that the CoverTipTM safety syringe will maintain reasonable margins as it reduces prices as substantial market penetration and high volume production are achieved.

PreSafTM Lever Fulcrum Hypodermic Syringe

     PreSafTM is an intramuscular injection safety syringe designed primarily for prefilled syringe application, which allows medication to be injected into the patient directly from a pre-filled vial. The pre-filled vial containing fluid medication is an existing component used by many pharmaceutical manufacturers. These applications typically include flu shots, pneumonia shots, AIDS serums, and other epidemic treatment or prevention therapies. Like CovertipTM, PreSafTM provides automatic passive protection before withdrawal from the patient. A U.S. patent has been granted on this product idea. Concept design is essentially complete. Prototypes and clinical development should begin in the year 2000. This device will be marketed as an OEM product and sold to pharmaceutical distribution producers of prefilled syringes.

DIAGNOSTIC SHARPS SAFETY

     Blood collection needles are used to obtain a sufficient volume of blood for diagnostic procedures. The Company recognizes that diagnostic sharps applications are a critical area of medical device safety. These medical diagnostic products offer the potential for premium margins due to their high cost of procedure, unique presence in the market, and market specialization.

     This market segment is largely unexplored and significantly under-penetrated by safety device solutions and has less competition and fewer economic barriers to entry than those apparent in the hypodermic field. These products address a somewhat different customer base than the hypodermic end-user. Physicians and other more specialized technicians are the primary end-users of diagnostic sharps instruments. The specialized and professional aspects of these devices will offer high-margin opportunity to the marketplace.

     To fill the need for diagnostic sharps safety protection, the Company has developed a line of devices with strong commercial potential. These devices work with standard blood collection needle accessories and are similar in appearance, size, and performance to conventional devices. The primary difference is the safety feature activated by the proprietary safety needle mechanism. Some of these devices are ready to enter the final phases of commercialization.

SofDrawTM

     SofDrawTM is a blood/fluid collection syringe designed to protect the clinician from an accidental self-puncture with a contaminated needle during the collection of blood or bodily fluids and through the transfer of fluids into vials for transport and study. Current procedures use standard syringes, usually 15cc or larger, as the operator either draws blood or aspirates fluid. Fluid aspiration is typically performed by physicians or other highly specialized technicians. In either case, the skin of the patient is punctured and, after collection, the contaminated needle is withdrawn with the sharp exposed. Transferring the fluid into vials involves multiple opportunities for accidental self-puncture. Importantly, intramuscular safety syringes, cannot be used because the safety mechanisms rely at least in part on forward movement of the syringe plunger/piston assembly, which would risk a potentially fatal air embolism. This procedure requires its own distinctive safety product since removing fluid from the body relies on rearward movement of the syringe plunger/piston assembly.

     The U.S. patent has been issued, all filings are current and initial design development is complete through prototyping. A 510(k) application for marketing of the device should be filed with the FDA when the working design is finalized in the year 2000. Given the shared technology between this device and the CoverTipTM syringe, a fast track clearance for marketing by the FDA is reasonably anticipated by the Company. A Continuation in Part (CIP) application to cover features allowing large volume drainage without syringe barrel change is in process.

     The Company intends to market this specialized product directly to both OEM blood and fluid collection tray assemblers and specialty markets, such as physicians and phlebotomists.
Orthopedists will be a specific target customer group for the use of SofDrawTM during the drainage of knee and shoulder joints.

AmnioSafTM

     This safety syringe device is designed to protect both the physician and the fetus during amniocentesis. Protection of the fetus is provided through reduction of the risks of eye, thorax, cord, or placental puncture. Patent, development, and regulatory status are similar to SofDrawTM. AmnioSafTM will be marketed to obstetricians and gynecologists (OB/GYN) and will complement the Women's Health aspects of the Medisys Medical Safety Product portfolio.

VacuSafTM

     This device, using CoverTipTM technology in combination with an adapted passive energy source, covers and protects the sharp of a blood collection needle while it is still in the vein. The safety mechanism is activated and locked with the first use of a vacuum specimen tube. The sharp is rendered safe prior to withdrawal. The device provides protection to the user and waste handlers and produces the added benefit of protecting the vein lumens during the collection procedure. Version "Select" permits selection of needle gauge for use with a single adaptive shroud, while version "Fixed" is a pre-assembled unit, and safety mechanism, fixed to the shroud. Final design concept is essentially complete and working models have been fabricated. The Company has a clear patent search and the U.S. patent application is in progress and is anticipated to be ready for filing in 2000.

BxDrawTM

     The Company was granted a U.S. patent for its BxDrawTM Fine Needle Biopsy Safety Device in November 1999. BxDrawTM addresses the safety needs of diagnostic surgeons (orthopedic and general thoracic), radiologists, and other healthcare professionals, who may become exposed to bloodborne pathogens during fine needle fluid aspiration treatment. The Company believes that BxDrawTM is the first safety device in this product category. It is a physician specific device. The device provides user protection and reduces risks of carcinogen cell "needle tracking". It also doubles as a post procedure safe carrier for transport to pathology. Development and regulatory status are similar to SofDrawTM.

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

Manufacturing

     Proceeds from the Company's financing commitments are being used principally to begin the production and commercial launch of CoverTipTM into an increasingly safety-conscious hospital supply market. Monies will also fund the regulatory approval process and prototype production of SofDrawTM, the Company's blood/fluid collection safety syringe.

     While industry capacity shortfalls will exist, the Company believes a strategy of outsourcing manufacturing through experienced syringe contract manufacturers will provide sufficient product supply for successful commercialization of its safety medical devices.

     On January 19, 2000, the Company entered into a multi-phase, proprietary agreement with Dispomedic 2000, a syringe manufacturer based in Dimona, Israel, for the production of CoverTipTM. The rapid response and large-volume capabilities of Dispomedic are expected to provide the capacity necessary for the Company to play a major role in the dramatically expanding safety syringe marketplace. Under the general terms of the Agreement, Dispomedic has been granted an initial committed contract to begin manufacturing the safety syringe. In February 2000 Dispomedic accepted a pre-paid purchase order from the Company to produce a pilot quantity of syringes valued at $3 million.

     Dispomedic has incentive-based options to acquire shares in the Company in return for achieving 12-month production targets for up to one billion of the Company's CoverTipTM safety syringes and providing what management estimates to be up to an estimated $12 million in value in capital and manufacturing investments. Under the Agreement, the Company initially provided a $500,000 cash investment and was granted an option to purchase an interest in Dispomedic. The Company subsequently elected not to exercise that option. As part of the Agreement, Dispomedic will form a marketing company, owned in part by the Company, for marketing and sales outside North America.

     As the first stage of the multi-phase Agreement, Dispomedic has accepted a purchase order from The Company to manufacture a pilot quantity of syringes, valued at $3 million, for direct sales. This previously announced order, marked as prepaid, represents the first capital investment by Dispomedic and a significant asset for The Company. The order paves the way for our entry into the marketplace to achieve a pilot commercial presence. Delivery of the first shipment is anticipated by the second quarter of 2000.

     Due to the large capital investment required to manufacture multiple quantities of the CoverTipTM product, a later phase of the CoverTipTM market introduction campaign may involve additional third-party, big-company partners. The Company will explore joint venture arrangements that can address the manufacturing and marketing requirements effectively enough to gain significant market share for the medical device product category. The Company has identified over 20 large healthcare manufacturers as potential strategic partners through joint venture or licensing agreements.

Marketing

     On May 15, 1998, the Company received FDA 510(k) clearance to market CoverTipTM. Simplicity of design with strong patent protection should combine to make the product quickly available for market with a long revenue life cycle. The Company is presently pursuing specialty applications for CoverTipTM and has begun a pre-market campaign in preparation for the customary market introduction/evaluation of the hypodermic product application. A carefully planned three phase market introduction will utilize traditional and non-traditional distribution and marketing tactics.

     The Company's strategy upon market launch is to pursue syringe customers in states with legislation in place. Many healthcare institutions are tied into buying groups, group purchasing organizations (GPO's), which contract with major suppliers. Large GPO's have traditionally awarded exclusive contracts to their biggest suppliers, but they are responding to mounting pressures for conversion to safety syringes by signing less exclusionary contracts. Managed care organizations and insurers assume the burden of liability both for treatment and damages associated with accidental needlesticks. Recent GPO contracts contain provisions permitting the GPO to evaluate safety devices and enter into additional contracts with suppliers who have break-through technologies. The Company believes that its safety devices will qualify for GPO evaluation procedures.

     In addition, the Company will target non-GPO hospital and specialty customers, a potentially sizable niche market approaching $100 million. Minimal market acceptance of CoverTipTM and its companion patented safety needle devices in niche markets will position The Company to acquire a competitive presence and brand recognition as the larger institutional market converts to safety products. As the superiority of the CoverTipTM device is validated in niche markets, the Company will concurrently implement the GPO test markets necessary for an upgrade to CoverTipTM in the high-volume hospital market. This approach allows the Company to prepare some mass-market sales while generating early revenue in the niche markets.

     The Company plans to market its medical safety device products in the U.S. both through traditional and innovative independent distribution channels and directly to end-users. These will include Internet and direct marketing. Consulting marketing specialists and the engagement of a medical device marketing agency will augment the Company's marketing program. Sales of CoverTipTM will be directed by sales specialists, who will be hired to complement the efforts of sales brokers. Products will be shipped both directly and by medical distribution companies. Specialty sales and distribution personnel will be engaged to market to clinics, physicians, outpatient and treatment centers.

Competition

     The safety medical device market is highly competitive. However, the advent of required safety protection will transform companies to a comparison of the various safety devices available. The Company believes that minimal market acceptance of CoverTipTM and their other patented safety devices will place The Company in a position to acquire a competitive presence in this marketplace. The Company will compete in the U.S. with companies that manufacture standard syringes and safety needles. Major competitors have better name recognition in the market, longer operating histories and are substantially larger and better financed than The Company. Such competitors may use their economic strength to influence the market to continue to buy their existing products. One or more of these competitors also could use their resources to improve their current products or develop additional products. New competitors may arise and may develop products that compete with the Company's products. In addition, new technologies may arise which could lower or eliminate the demand for the Company's products. The Company cannot predict the development of future competitive products or companies.

SAFETY IN WOMEN'S HEALTH

     While The Company has narrowed its strategic focus to Sharps Safety in the short term, in the long term, the Company intends to pursue completion of the design and development of its SofCepsTM and AmnioSafTM Ob/Gyn safety devices as financial resources become available.

Obstetrical Device Market

     The market for obstetrical products, both in the United States and worldwide, is substantial. While declining birthrates are a factor for consideration in western countries, a stable growing United States market of about 4 million births per year for the next ten years is forecasted. Management believes that the rapidly expanding population growth of third world and Pacific rim countries represents a marketing opportunity for assisted delivery devices and obstetrical products in general.

     The standard assistance device in use today is stainless steel obstetrical forceps. They were developed in the latter part of the 16th Century. Actual traction is exerted slightly below or underneath the mandible and is point concentrated. Slippage of the forceps is almost invited because of natural lubrication, refusal of the fetal skull to conform to existing forceps design, and a myriad of variables which exist from one fetal skull/pelvic relationship to another. Virtually every forceps assisted delivery involves risk of injury to the mother and the baby.

     Stainless steel forceps apply a concentrated gripping force on the fetal head which can result in a series of injuries from minor "forceps marks" to skull fractures with massive brain damage, central nervous system damage and fetal death. The manipulation of the steel forceps in the birth canal often causes maternal injuries ranging from spiral lacerations of the pelvic floor to severe lacerations to the cervix. In both instances, these injuries result in significantly increased healthcare costs associated with post-delivery complications and increased inpatient days. Such injuries are exhaustively dealt with in the medical literature and the obstetrical community would most likely welcome a device that promises a significant reduction in maternal and fetal morbidity.

     The primary device for birth assistance today, and the only other significant attempt to introduce a new product into this forceps arena, has been the vacuum extractor system. The vacuum unit was patented in the late fifties, and in spite of numerous attempts toward refinement, Management believes that the approach still remains plagued with disadvantages. The system grips the upper half of the fetal skull with a suction device and traction is then applied. Use of the system frequently results in hematoma over the fetal skull as well as rebound trauma caused by the device popping off the fetal skull. Once in place, the device precludes manual rotation of the skull. Rotation is frequently required to ease passage through the pelvis. Many obstetricians have experienced difficulties because they resort to twisting on the extractor to accomplish rotation. This can result in serious fetal injury. For these and other reasons, the vacuum system is not the instrument of choice for many obstetricians who continue the use of traditional forceps.

SofCepsTM

     The Company's primary women's health device is an obstetrical tractor (birth assistance delivery device) known as SofCepsTM which, in part, is designed to replace traditional steel obstetrical forceps and vacuum extractors used to assist child birth. SofCepsTM is intended to offset the possible negative obstetrical consequences of epidural anesthesia which may slow or interrupt the descent of the fetus through the birth canal and may diminish maternal ability to produce voluntary and involuntary contractions during delivery. SofCepsTM is a disposable soft and thin double-walled multi-fiber braided axial gripping cylinder, which is placed over the fetal skull with a simple application system. It is designed to uniformly distribute assisting traction forces about the circumference and longitudinal surface areas of the fetal skull.

     SofCepsTM is designed to replace traditional steel obstetrical forceps and vacuum extractors. The Company believes that maternal/fetal injuries associated with the use of these devices will be reduced with the adoption of this new approach. Maternal injuries caused by forceps range from spiral lacerations to severe lacerations of the cervix resulting in increased in-patient time, major surgical repair, incontinence, sexual disorders, protracted discomfort, death, and substantial increases in health care costs. Infant injuries due to the use of forceps include minor "forceps marks", fractures of the fetal skull, central nervous system (CNS) deficit (cerebral palsy), severe mental retardation, blindness, deafness, and death. Injuries may also include slowed development of motor skills and learning disability.

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

     Clinical testing of SofCepsTM was conducted between October 1993 and the first quarter of 1998. During the first year of testing, it was determined that SofCepsTM presented little, if any, risk of maternal injury. In April of 1995 a term stillborn was successfully delivered with the device. During this procedure, application over the fetal head was accomplished and the Company concluded the device was clinically effective in assisting completion of the delivery. The long-term plan is to secure adequate research and development capital and complete the final commercial design of SofCepsTM.

Marketing

     Management believes that obstetrical care is being
consolidated within communities to birthing centers to establish a cost effective delivery system for this service. Hospitals are
increasingly under pressure to reduce   costs, while maintaining
quality of care. SofCepsTM offers these healthcare providers the opportunity to increase the quality of the delivery process, while reducing the overall cost of care. An additional opportunity is the economic potential for reduced malpractice insurance and C-Section rates. Patients are increasingly aware of the need to reduce health care costs, but at the same time are concerned over the quality of care. Forceps use and the concept of vacuum extractor assisted deliveries are innately unpleasant to the average consumer. Therefore, management believes that the SofCepsTM product, as well as other simple The Company products, represents viable alternatives to the general consumer community, including Women's health and pediatric advocacy groups. Managed care organizations are interested in containing costs and directing cost efficient products and procedures. Cost in use and potential reduction of C-Section rates will position SofCepsTM to managed care consideration.

     SofCepsTM is intended to be multi-dimensional in use and is designed to be applied in a prophylactic manner when mother and fetus do not present contraindications. SofCepsTM is a totally new concept that the Company intends to market on a worldwide basis. The market is limited only by the eventual degree of acceptance in the obstetrical community and by the number of live births in each given market area. The device is disposable after a single use and thus a potential market exists for repeat orders. The degree of market penetration will depend upon product acceptance and effectiveness of marketing efforts. The medical marketplace is receptive to new products which can provide better patient care, savings in medical costs, benefits to the health care industry, and which represent advances in risk reduction.

Competition

     The competitive product situation for obstetrics includes products that are a part of diversified health care corporations with slight focus on obstetrics. In the device arena, products for obstetrics are produced from divisions of various companies whose products are broadly based in many areas of health care. Competition to SofCepsTM includes instrument manufacturers. Instrument companies and vacuum extractor companies do not look at these products as a major product line. However, they can be expected to respond with alternative methods of assisted delivery once the SofCepsTM product is introduced into the market place.

PHILLIPS PHARMATEC LABS, INC.

     As a contract manufacturer of over-the-counter complementary health care products, Phillips produces vitamins, mineral supplements herbal therapy and diet aids. These products are produced for customers under private labels and are packaged and shipped from the Company's location in Largo, Florida. As a separate and independently managed company, Phillips is in the business of contract manufacturing. Currently, the business has declined and is unprofitable.

     PPL was acquired with the expectation that it would provide The Company with the internal capability of assembling its own proprietary products and other medical devices. This anticipation was unfulfilled. Phillips did complete the set-up and preparation for producing the Company's proprietary specialty product, VetCepsTM. DisKlipTM and Re-TyTM have not been commercialized.

VetCepsTM Obstetrical Tractor

     VetCepsTM is a veterinary application of the SofCepsTM obstetrical tractor. The Company enjoys patent protection for veterinary application in bovine (cattle), ovine (sheep), and equine (horse) obstetrics within its original patents. This product has been sold commercially in eight foreign countries and the United States. Because of the shift of The Company to Sharp's Safety, VetCepsTM is a candidate for joint venture or divestiture.

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

     The Company has limited hospital field-testing consisting of actual patient use at several hospitals in the United States and in Mexico. Additional designs were constructed to accommodate various locations of the body such as: MultiKlip, for management of multiple tubing/lines; KidKlip, a pediatric version and The Freedom IV device, a retractable IV line management device. Market sampling and testing were suspended as the Company shifted its focus. DisKlipTM is also a candidate for joint venture or divestiture, and preliminary discussions are currently underway.

Re-TyTM

     Re-TyTM is a releasable, adjustable and reusable "cable tie" product group that was developed originally to enhance the VetCepsTM device. The Company has three designs: side release, top release and enscoping; all of which are intended for out license to industrial users.

     Limited market sampling and testing of the top-release version was conducted to determine the viability of the product in the marketplace prior to manufacture and packaging. The shift in the Company's focus made Re-Ty a candidate for joint venture or divestiture.

Backlog

     The Company has no backlog for any of its products but the demand for needle safety products is anticipated to exceed supply.

PATENTS AND TRADE SECRETS

     The Company owns 19 U.S. patents and one foreign patent protecting the Company's SofCepsTM, CoverTipTM, SofDrawTM, Multi-DrawTM, VetCeps, DisKlipTM, and Re-TyTM devices. These consist of U.S. Patent numbers 5122148, 5217467, 5318573, 5460611, 5496283,
5573539, 5593413, 5632750, 5681290,5687455 (two device patents),
5720727, 5785662, 5836054, 5846228,5910146, 5964735, and 5993418.
The Company also owns one letters patent protecting the SofCepsTM device (no. 669116) from Australia. Eleven of the issued patents are being prosecuted internationally. Additionally, the Company has pending a mix of seven original and/or CIP applications. The Company also has a backlog of viable proprietary product concepts that meet company development criteria.

     The Company has filed six U.S. trademark applications preserving its right to use the trademarks "SofCepsTM", "VetCeps", the "Medisys " logo, "DisKlipTM", "SofDermTM", and "CoverTipTM". As the Company proceeds forward with the commercialization of these and other products, it will file U.S. and foreign trademark applications to protect selected product names.

     The Company intends to obtain copyright protection on its product packaging, instruction sheets, and such other Company materials that the Company believes significant to warrant procurement of copyrights.

GOVERNMENT REGULATION

     Generally, all medical devices are subject to FDA regulation under the Medical Device Amendments of the Federal Food, Drug and Cosmetic Act. Devices are classified into one of three categories; Class I, Class II or Class III, depending on their intended use and upon the degree of regulation necessary to provide reasonable assurance of their safety and effectiveness. The class into which any specific device is placed determines the requirements that must be met before a manufacturer may distribute the device in interstate commerce. Section 510(K) of the Medical Device Amendments provides for a pre-market notification requirement. Manufacturers intending to market a new or significantly modified device must submit to the FDA a pre-market notification. This notification must establish substantial equivalence in terms of safety and effectiveness, to a device already on the market in the United States prior to 1976, or to a device marketed after that date that has been determined to be substantially equivalent. The notification must be submitted at least 90 days prior to introducing the device into interstate commerce, or otherwise holding or offering the device for commercial distribution. No prototype is required, however, additional data from testing may be requested.

     Within 90 days of receipt of the pre-market notification, the Center for Devices and Radiological Health ("CDRH") determines whether the device is "equivalent". If the device is deemed equivalent, it can be marketed. If the CDRH determines that a device is not equivalent, the manufacturer may resubmit the 510(k) notification with new data, file a reclassification petition, or submit a pre-market approval application ("PMA"). A PMA is required instead of the Section 510(k) process only if the device is held to be a Class III device. Class III devices are those represented to be life-sustaining or life-supporting, are implanted in the body, or present potential unreasonable risk of illness or injury. Class III devices are subject to a more rigorous FDA approval process that generally required the completion of three major steps. The first step involves the granting by the FDA of an Investigational Device Exemption ("IDE"), which permits the proposed product to be used in controlled human clinical trials. Upon completion of a sufficient number of clinical cases to determine the safety and effectiveness of the proposed device for specific indication, a PMA is then prepared and submitted to the FDA for review. This extensive submission includes design, manufacturing, quality control and clinical data to substantiate the proposed device's compliance with FDA manufacturing regulations as well as to support its medical effectiveness. Upon acceptance by the FDA of the PMA, the third major step, a public review if the data by an advisory panel of the FDA, industry and medical professionals takes place. Prior to receiving final approval, a company is inspected by the FDA to verify that its manufacturing procedures meet all requirements of the FDA regulations.

     The Company believes that all of its primary safety products are "substantially equivalent" to devices already marketed and are therefore exempt from PMA. However, the fact that the SofCepsTM device involves the birthing of babies, the Company's approach has been and remains determined to follow a protocol consistent with all FDA guidelines and to complete all good manufacturing practices prior to marketing the product.

     A discussion of where the Company stands with regard to the FDA process is included under each product heading.

     Prior to Phase I testing of SofCepsTM, the Company applied to the FDA for a 510(K) exemption from Pre Market Approval (PMA) for marketing the SofCepsTM device. The reviewed the Company's application and testing protocol. Based on Phase I data, the Company was allowed to continue its fetal demised clinical testing. Because of the Company's change of strategic focus, the Company has suspended all FDA pursuits with regard to SofCepsTM.

     The CoverTipTM safety device received 510(K) FDA clearance on May 15, 1998. This allows the Company to market the CoverTipTM device in the U.S. and provides a basis for approvals in other international markets. The approval of the CoverTipTM device should enhance the Company's ability to gain clearance for its other complementary safety devices.

     Other than the FDA, the Company does not believe that there are any existing or probable governmental regulations that would adversely affect the Company or its business.

PRODUCT LIABILITY AND LIABILITY INSURANCE

     The Company may be exposed to potential product liability claims by users of its products. Presently, only the VetCepsTM product is in commerce, therefore, in the opinion of the Company, there is no immediate exposure to product claims other than from VetCepsTM. The Company currently maintains general business liability insurance limited to $1,000,000 coverage per occurrence and in the aggregate. The Company has initiated the underwriting process for products liability insurance for the CoverTipTM safety syringe.

     All materials used in the Company's disposable products are standard medical materials compatible with present methods of hospital disposal in accordance with accepted practices and applicable laws.

EMPLOYEES

     As of February 1, 2000, the combined companies of The Company and Phillips employed 40 individuals including part-time and full-time employees, managerial staff and executive officers. The Company anticipates adding management and employees in strategic areas, especially marketing, as the Company draws closer to the point of commercializing its various products.

   In addition to its employees, The Company uses the services of certain consultants on a contract basis. These consultants include, William David Kiesel, a patent attorney and Director of the Company; Carolyn Crochet, an accountant and bookkeeper; Joel Faden, an FDA consultant; Gary Schneberger, a development and manufacturing consultant; S/S Small Cap Network, consultant on financial relations and public relations; KJS financial consultants and Alex Consulting, investor relations.

Item 2.   Properties

     The Company leases office facilities consisting of approximately 1,500 square feet located in Baton Rouge, Louisiana. The lease calls for a monthly payment of $900 plus utilities and is an annual lease renewable in October of each year. The office is primarily devoted to administrative and financial activities. Additionally, the Company leases office space in Far Hills, New Jersey at a cost of $850 per month. The New Jersey office is primarily used to oversee operations including marketing, development and acquisition of new products. The Company believes that all of its initial requirements for manufacturing, packaging, and storage will be met by its contract with Dispomedic. Phillips owns one of the buildings and leases the other. Both buildings are located in Largo, Florida.

Item 3.   Legal Proceedings

     On March 16, 2000, the Company filed a Complaint against Brett Phillips, Elbert Carl Anderson, William H. Morris, Marilyn Morris and Barbara Larkins in the United States District Court in and for the Middle District of Louisiana, alleging various securities law violations and related claims in connection with the 1998 acquisition by the Company from the defendants of Phillips Pharmatech Labs, Inc. The Company is seeking recission of the acquisition, damages and other relief. The Company anticipates that these defendants may file various retaliatory claims. The Company believes that the suit filed is in the best interests of the shareholders and that it should not interfere with the core focus and business of the Company.

     The Company's subsidiary, Phillips Pharmatech Labs, Inc., is a party to various routine legal proceedings. These primarily involve commercial claims and one action involves a former employee. The Company cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, the Company believes that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to its shareholders during the three month period ended December 31, 1999.

                            PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

     The Company's Common Stock has been traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "SCEP", and in the National Quotation Bureau, Inc. "pink sheets" under Medisys Technologies, Inc.

     The following table sets forth the range of high and low bid prices of the Common Stock for each calendar quarterly period since the first quarter of 1998 as reported by the National Quotation Bureau, Inc. ("NQB"). Prices reported by the NQB represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

                               High           Low
     1998
          First Quarter        .94            .31
          Second Quarter       .88            .28
          Third Quarter        .47            .15
          Fourth Quarter       .38            .16

     1999
          First Quarter        .50            .13
          Second Quarter       .38            .17
          Third Quarter        .31            .15
          Fourth Quarter       .78            .12

     2000
          First Quarter (1)   3.50            .52
______________
(1)       Through April 11, 2000.

     As of March 31, 2000 there were approximately 547 holders of record of the Company's Common Stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The Company estimates that in excess of 3,000 shareholders of the Company hold their shares in the name of broker-dealers.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Recent Sales of Unregistered Securities

     A description of recent sales of unregistered securities can be found in the Consolidated Statements of Stockholders' Equity and
Note 7 to the Consolidated Financial Statements, which can be found elsewhere within this Form 10-KSB. Issuances of securities by the Company were made in private transactions in reliance upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereunder.

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

Results of Operations

     The net loss for the year ended December 31, 1999 ("1999") was $1,603,621 compared to $1,252,501 for the corresponding 1998 period. The increased loss is primarily attributed to losses incurred by the newly acquired Phillips.

     Operating expenses for 1999 were $1,851,697 compared to $961,183 for the 1998 period, a 91% increase primarily attributed to the acquisition of Phillips and general business expenses. Because available outside funding decreased until year-end 1999, the Company used cash on hand and from the sale of its common stock to pay for its ongoing research and development. Product research and development expenses decreased 43% in 1999 to $217,277 from $382,318 in 1998, due to less funding being available. Development funds were focused and allocated primarily to CoverTipTM and other safety products. Depreciation and amortization increase 522% in 1999 to $89,069 from $14,322 in 1998, also due to the acquisition of Phillips.

     Net Operating Losses

     The Company has accumulated approximately $9,651,830 of net operating loss carryforwards as of December 31, 1999, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2019. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 because the Company believes the carryforward may expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

     In 1999, the Company realized net cash of $599,417 from financing activities, primarily through the private issuance of common stock. This compares to net cash of $ 310,347 in 1998, also from the private placement of common stock and placement of debentures with related parties.

     Net cash used by operations for the 1999 was $246,756, compared to net cash used of $231,691 for 1998. The increase in net loss and issuance of common stock for cash in 1999 was partially offset by the net increase in accounts payable in 1999.The Company used net cash by investing activities of $140,097 in 1998, primarily from the purchase of fixed assets and increase in patent costs. This compared to net cash used of $5,351 in 1998.

     The Company is currently technically in default on one note payable to an individual totaling $12,500. This note holder has not demanded repayment and the Company continues to accrue interest on that outstanding note.

     At December 31, 1999 the Company had total assets of $2,105,780 and stockholders' deficit of $43,535. In comparison, at December 31, 1998 the Company had total assets of $1,624,726 and total stockholders' deficit of $83,392. The 30% increase in total assets and increase in stockholders' deficit in 1999 is primarily due to the acquisition of Phillips.

     Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations beyond the year 2000. The Company intends to seek additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. As of the date hereof, the Company has entered into a firm agreement for the acquisition of up to $14 million of capital from private sources. Only if this investment capital should fail for any reason to be realized, or if products under development are not adequate to fund the Company's future operations and it is unable to secure financing from the sales of its securities or from private lenders, would the Company reasonably experience additional losses, which could curtail the Company's operations or postpone product development and expansion plans. Phillips operates independently of the Company and is supposed to fund itself through its own operations. The continuation as a going concern of Phillips is directly dependent upon the success of its future operations and its ability to obtain additional financing.

     In November 1999, the Company signed a subscription agreement and arranged other private funding from a group of physicians and other private investors to provide the Company with $1.5 million of operating capital. By March 2000, the Company completed a total of up to $14 million in additional potential financing commitments. Initial proceeds are being used primarily to begin the production and commercial launch of the Company's lead product, the CoverTipTM. Additional funds, as realized will be used for the development of SofDrawTM and other general corporate business.

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

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Item 7.   Financial Statements and Supplementary Data

     The Company's Consolidated Balance Sheet as of December 31, 1999 and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 1999, and 1998 have all been examined to the extent indicated in their report by Jones, Jensen & Company, independent Certified Public Accountants, and have been prepared in accordance with generally accepted accounting principals and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.


















           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999













                             C O N T E N T S


      Independent Auditors' Report . . . . . . . . . . . . . . . . 3

      Consolidated Balance Sheet . . . . . . . . . . . . . . . . . 4

      Consolidated Statements of Operations  . . . . . . . . . . . 6

      Consolidated Statements of Stockholders' Equity (Deficit). . 7

      Consolidated Statements of Cash Flows  . . . . . . . . . . . 9

      Notes to Consolidated Financial Statements . . . . . . . .  11





                       INDEPENDENT AUDITORS' REPORT


      The Board of Directors
      Medisys Technologies, Inc. and Subsidiaries
      Baton Rouge, Louisiana

      We have audited the accompanying consolidated balance sheet of Medisys Technologies, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.
      Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medisys Technologies, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.




      Jones, Jensen & Company
      Salt Lake City, Utah
      April 11, 2000


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet


                              ASSETS

                                                         December 31,
                                                             1999
CURRENT ASSETS

  Cash                                                  $    290,269
  Accounts receivable, net (Note 1)                          222,100
  Accounts receivable, related parties                        50,572
  Advances                                                     2,500
  Inventory (Note 1)                                         396,601
  Prepaid expenses                                            21,802

   Total Current Assets                                      983,844

FIXED ASSETS (Note 1)

  Computers and equipment                                     73,341
  Machinery and equipment                                    301,087
  Buildings and improvements                                 463,803
  Furniture and equipment                                     50,248
  Vehicles                                                    19,915
  Accumulated depreciation                                  (314,751)

   Total Fixed Assets                                        593,643

OTHER ASSETS

  Deposits                                                    36,039
  Patent and trademark costs, net (Note 1)                   492,254

   Total Other Assets                                        528,293

   TOTAL ASSETS                                          $ 2,105,780


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
              Consolidated Balance Sheet (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         December 31,
                                                             1999

CURRENT LIABILITIES

  Accounts payable                                      $    924,490
  Accrued expenses                                           261,786
  Customer deposits                                           94,096
  Payable - shareholders (Note 2)                            140,758
  Notes payable, current portion (Note 8)                     56,695
  Line of credit (Note 4)                                    250,000
  Notes payable - shareholders (Note 6)                       25,000
  Debentures payable - related parties (Note 3)               92,000

   Total Current Liabilities                               1,844,825

LONG-TERM DEBT

  Notes payable (Note 8)                                     304,490

   Total Long-Term Debt                                      304,490

   TOTAL LIABILITIES                                       2,149,315

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 100,000,000 shares
   authorized of $0.0005 par value,
   47,727,858 shares issued and outstanding                   23,863
  Additional paid-in capital                              10,659,432
  Stock subscriptions receivable (Note 5)                 (1,075,000)
  Accumulated deficit                                     (9,651,830)

   Total Stockholders' Equity (Deficit)                      (43,535)

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $  2,105,780



              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations


                                               For the Years Ended
                                                   December 31,
                                              1999             1998

REVENUES                                $  2,716,819     $     26,846

COST OF GOODS SOLD                         2,017,844            5,396

GROSS MARGIN                                 698,975           21,450

OPERATING EXPENSES

  Product research and development           230,075          382,318
  Depreciation and amortization               89,069           14,322
  Selling, general and administrative      1,532,553          564,543

     Total Operating Expenses              1,851,697          961,183

OPERATING LOSS                            (1,152,722)        (939,733)

OTHER INCOME (EXPENSES)

  Gain on sale of asset                         -               1,475
  Interest income                                 65             -
  Interest expense                          (341,503)        (312,213)
  Bad debt expense                          (109,461)          (2,030)

     Total Other Income (Expenses)          (450,899)        (312,768)

LOSS BEFORE INCOME TAXES                  (1,603,621)      (1,252,501)

INCOME TAXES                                    -                -

NET LOSS                                $ (1,603,621)    $ (1,252,501)

BASIC LOSS PER SHARE (Note 1)           $      (0.04)    $      (0.09)



              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit)

                                                                Additional     Stock
                                              Common Stock       Paid-In    Subscription  Accumulated
                                       Shares       Amount       Capital    Receivable       Deficit
Balance, December 31, 1997           13,120,810   $  6,560   $  6,373,102  $ (175,000)  $ (6,795,708)

Common stock issued to acquire
 Phillips Pharmatech Labs, Inc.
 (Note 1)                            15,602,147      7,801         25,687        -              -

Common stock issued in satisfaction
 of accrued wages and accounts
 payables                             2,448,767      1,224        978,284        -              -

Common stock issued for services
 rendered                               881,255        441        307,843        -              -

Common stock issued for cash at
 $0.25 per share                        546,666        273        169,727        -              -

Common stock issued for interest
 expense                                760,112        380        268,495        -              -

Additional common stock issued
 for cash received in prior year        650,000        325           (325)       -              -

Net loss for the year ended
 December 31, 1998                         -          -              -           -        (1,252,501)

Balance, December 31, 1998           34,009,757   $ 17,004    $ 8,122,813   $(175,000)   $(8,048,209)


               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
   Consolidated Statements of Stockholders' Equity Deficit) (Continued)

                                                             Additional       Stock
                                          Common Stock         Paid-In     Subscription    Accumulated
                                       Shares       Amount     Capital      Receivable        Deficit
Balance, December 31, 1998           34,009,757   $ 17,004  $  8,122,813  $   (175,000)   $ (8,048,209)

Common stock issued for
 subscription receivable              5,555,555      2,778       997,222    (1,000,000)           -

Common stock issued for
 services rendered                    1,821,619        911       340,432          -               -

Common stock issued for
 accrued wages                          324,477        162        89,838          -               -

Common stock issued to
 convert debentures payable           1,435,000        717       302,283          -               -

Issuance of common stock from
 exercise of common stock warrants        8,889          5         9,995          -               -

Common stock issued for interest
 expense                              1,184,118        592       277,408          -               -

Common stock issued for cash          3,388,443      1,694       519,441          -               -

Cash received on stock
 subscription receivable                   -          -             -          100,000            -

Net loss for the year ended
 December 31, 1999                         -          -             -             -         (1,603,621)

Balance, December 31, 1999           47,727,858   $ 23,863   $10,659,432   $(1,075,000)    $(9,651,830)



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows

                                                         For the Years Ended
                                                            December 31,
                                                         1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                          $ (1,603,621)  $ (1,252,501)
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Common stock issued for services and interest         619,343        577,159
   Depreciation and amortization                          89,069         14,322
   Bad debt expense                                      109,461          2,030
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable            (36,612)         7,139
   (Increase) decrease in accounts receivable - related
     party                                               (32,026)        (2,857)
   (Increase) decrease in inventory                       36,105         15,719
   (Increase) decrease in prepaid expenses                 3,856            172
   (Increase) decrease in deposits                         5,726          3,165
   (Increase) decrease in other assets                    (2,500)         2,561
   Increase (decrease) in accounts payable               332,802        (43,684)
   Increase (decrease) in accrued expenses               255,967        328,884
   Increase (decrease) in customer deposits              (22,104)       116,200

     Net Cash (Used) by Operating Activities            (244,534)      (231,691)

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash received in purchase of subsidiary                   -            50,461
  Increase in patent costs                               (31,473)       (65,822)
  Purchase of fixed assets                              (108,624)          -
  Disposal of fixed assets                                  -            10,010

     Net Cash (Used) by Investing Activities            (140,097)        (5,351)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from payable - shareholders                    28,941          2,625
  Payments on notes payable - shareholders                (5,222)        (4,278)
  Payment on notes payable                               (55,437)          -
  Issuance of common stock                               631,135        170,000
  Proceeds from debentures - related parties                -           142,000

    Net Cash Provided by Financing Activities       $    599,417   $    310,347



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (Continued)

                                                     For the Years Ended
                                                        December 31,
                                                      1999        1998

  NET INCREASE (DECREASE) CASH AND
   CASH EQUIVALENTS                               $  214,786   $   73,305

  CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                  75,483        2,178

  CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                        $  290,269   $   75,483

  SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION

CASH PAID FOR

  Income taxes                                    $     -      $     -
  Interest                                        $   55,887   $      222

NON-CASH FINANCING ACTIVITIES

  Stock issued for services and interest expense  $  619,343   $  577,159
  Stock issued in payment of accrued expenses and
   accounts payable                               $   90,000   $  979,508
  Stock issued to convert debentures payable      $  303,000   $     -
  Stock issued for stock subscription receivable  $1,000,000   $     -
  Purchase of building by issuing a note payable  $  299,250   $     -



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                        December 31, 1999

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

             Buildings and improvements                 39 years
             Furniture and fixtures                      5 years
             Computers and equipment                     5 years
             Machinery and equipment                5 to 7 years
             Vehicles                                    5 years

       Depreciation expense for the year ended December 31, 1999 was $87,781.


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                        December 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c. Patent and Trademark Costs

       The capitalized costs of obtaining patents consists of legal fees and associated filing costs. These patent costs will be amortized over the shorter of their legal or useful lives.
       The Company has numerous patents in various stages of development and the application process. Several patents have been granted but are being developed further in a continuation-in-part (CIP) status until the development of a commercial product is complete, the related product has received FDA (Food and Drug Administration) approval and is in a marketable condition ready for sale. Once patents have been granted, FDA approval obtained, and sales commenced, no further costs associated with the patent are capitalized. As of December 31, 1999, the Company did have one patented product for which sales have commenced with the related costs being amortized over the estimated useful life (17 years) of the patent. Management has determined that estimated future cash flows from this product will be sufficient to recover the capitalized basis of the costs associated with that patent. The other patents for which costs have been capitalized are considered to have continued viability according to management of the Company with no significant events occurring which would impair the value of the capitalized costs associated with the individual patents.

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

       Patent and trademark costs incurred are as follows:
                                                               December 31,
                                                                   1999

             Patents                                           $  485,552
             Trademarks                                            11,961

             Subtotal                                             497,513
             Less accumulated amortization                         (5,259)

             Total                                             $  492,254

       Amortization expense for the year ended December 31, 1999 was $1,288.

       d.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                        December 31, 1999

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       e. Cash and Cash Equivalents

       For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

       f. Income Taxes

       No provision for federal income taxes has been made at December 31, 1999 due to accumulated operating losses. The Company has accumulated $9,651,830 of net operating losses as of December 31, 1999, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire as follows:

                       Year of               Net Operating
                     Expiration                  Loss

                        2006               $      8,667
                        2007                    269,551
                        2008                    802,338
                        2009                    960,966
                        2010                  1,162,772
                        2011                  1,498,725
                        2012                  2,092,689
                        2018                  1,252,501
                        2019                  1,603,621

                                          $   9,651,830

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


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
                        December 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       i.  Inventory

        Inventory is carried at the lower of cost or market value using the first-in, first-out method. Inventory consisted of the following at December 31, 1999:

                                             Amount

                Raw materials             $  376,449
                Work-in-process               12,423
                Finished goods                 7,729

                     Total                $  396,601

        j.  Basic Loss Per Share

        The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                 Loss         Shares       Per Share
                              (Numerator)  (Denominator)    Amount

        For the year ended
          December 31, 1999  $ (1,603,621)   37,399,687   $   (0.04)

        For the year ended
          December 31, 1998  $ (1,252,501)   14,596,423   $   (0.09)

        Fully diluted earnings (loss) per share is not presented as any common stock equivalents are antidilutive in nature.

        k.  Advertising

        The Company follows the policy of charging the costs of advertising to expense as incurred.

        l. Credit Risks

        Medisys maintains its cash accounts primarily in one bank in Louisiana and Phillips maintains its cash accounts primarily in one bank in Florida. The Federal Deposit Insurance Corporation insures accounts to $100,000. The Company's accounts occasionally exceed the insured amount.


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                       December 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        n.  Accounts Receivable

        Accounts receivable are shown net of the allowance for doubtful accounts of $226,627 at December 31, 1999.

        o.  Change in Accounting Principle

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's financial statements.

NOTE 2 - PAYABLE - SHAREHOLDERS

        From time to time Medisys and Phillips receive advances from certain shareholders for the purpose of providing funds for their respective operating expenditures. The companies also advance funds to shareholders. The outstanding balances of these advances fluctuates during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At December 31, 1999, the balance payable to shareholders totaled $140,758, which includes $73,528 due from Phillips and $67,230 due from Medisys.

NOTE 3 - DEBENTURES PAYABLE - RELATED PARTIES

        The Company also has notes payable (debentures) to various shareholders in the aggregate of $92,000 at December 31, 1999. The notes bear interest at 10% per annum, are secured by stock and were due in 1999.


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                        December 31, 1999

NOTE 4 - LINE OF CREDIT

        An analysis of the Phillips' line of credit with Nations Bank as of December 31, 1999 is shown below:
                         Available
                         Line of             Debt
                         Credit          Outstanding

                      $  250,000         $   250,000

        Borrowings under the line of credit are guaranteed by inventory and accounts receivable of Phillips. Interest accrues at the bank's prime rate plus 2.75% (9.50% at December 31, 1999).

NOTE 5 - STOCK SUBSCRIPTION RECEIVABLE

        During 1999, the Company issued 5,555,555 shares of common stock for $1,000,000. Payment for the common stock was made with a non-interest bearing promissory note. Those shares are being held in escrow as collateral until the note is paid. As of December 31, 1999, $100,000 on the note had been paid.

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

NOTE 6 - NOTES PAYABLE - SHAREHOLDERS

        Notes payable - shareholders consisted of the following:
                                                          December 31,
                                                             1999
        Note payable to Richard L. Apel, unsecured,
        dated November 2, 1993 at 8%; principal and
        interest delinquent since August 18, 1994.        $   12,500

        Note payable to Cynthia F. Vatz, unsecured,
        dated October 19, 1993 at 8%; principal and
        interest delinquent since August 18, 1994.            12,500

             Total                                            25,000

             Less current portion                            (25,000)

             Total long-term portion                       $    -

        These notes payable are technically in default. None of the related note holders have demanded repayment and the Company is in the process of negotiating repayment terms (see Note 12).


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                       December 31, 1999

NOTE 7 - COMMON STOCK

        During 1999, the Company issued 324,477 shares of its common stock in satisfaction of accrued wages of $90,000. The Company issued 1,435,000 shares of its common stock to convert $303,000 of debentures payable. The Company issued 3,005,737 shares of its common stock for services and interest expense. The shares issued for services and interest were valued at the trading price of the common stock on the date the shares were issued. The Company issued 3,388,443 shares of its common stock for cash of $521,135. Finally, the Company issued 8,889 shares of its common stock from the exercise of warrants for cash of $10,000.

        During 1998, the Company issued 2,448,767 shares of its common stock in satisfaction for accrued wages and accounts payable of $979,508. The Company issued 881,255 shares of its common stock for services. The services were valued at the trading price of the common stock on the date the shares were issued. The Company issued 546,666 shares of its common stock for cash at $0.25 per share. The Company issued 760,112 for interest expense of $268,875. The Company issued an additional 650,000 shares of its common stock to a shareholder to prevent dilution of the shares previously issued to the shareholder.

NOTE 8 - NOTES PAYABLE

        Notes payable at December 31, 1999 consisted of the following:

        Note payable to Nations Bank, collateralized by a
         vehicle of Phillips, interest at 8.99%, principal
         and interest payments of $303 are due monthly,
         matures on September 11, 2000.                        $    2,079

        Note payable to Nations Bank, collateralized by
         equipment of Phillips, interest at 12.5%, principal
         and interest payments of $450 are due monthly,
         matures on November 4, 2002.                              13,072

        Note payable to Nations Bank, collateralized by certain
         assets of Phillips, interest at the bank's prime rate
         plus 2.25%, interest payments due monthly along with
         principal payments of $3,333, matures on June 12, 2001.   54,993

        Note payable to Nations Bank, collateralized by the
         building of Phillips, interest at 7.75%, principal
         and interest payments of $2,817 due monthly, matures
         on February 18, 2014.                                    291,041

             Total notes payable                                  361,185

             Less: current portion                                (56,695)

             Long-term notes payable                           $  304,490



          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                        December 31, 1999

NOTE 8 - NOTES PAYABLE (Continued)

        Maturities of notes payable are as follows:

              Year Ending
             December 31,                                         Amount

                  1999                                        $    56,695
                  2000                                             31,062
                  2001                                             17,111
                  2002                                             13,482
                  2003                                             14,564
                  2004 and thereafter                             228,271

                             Total                            $   361,185

NOTE 9 - COMMITMENTS AND CONTINGENCIES

        During 1996, the Company adopted a Simplified Employee Pension
        (SEP) Plan. The Plan enables the Company to make an annual discretionary contribution to be allocated to employees on a prorata basis according to their compensation for the year.
        In addition, employees have the option to make voluntary Retirement Savings Contributions in amounts not to exceed 15% of their annual compensation. The Company elected to not make a contribution for the year ended December 31, 1999. The Company has no other bonus, profit sharing or deferred compensation plans for the benefit of its employees, officers or directors except if discussed elsewhere.

        The Company currently has employment contracts with Edward P. Sutherland and Kerry Frey whereby they each will receive salaries of $12,500 per month.

        Any additional compensation to these employees is to be in the form of an annual cash bonus or the granting of stock and/or stock options at the discretion of the Board of Directors.
        The cash bonus is not to exceed 50% of their annual compensation and stock bonuses are not to exceed 100% of their annual dispensation. However, additional compensation may be awarded by the Board of Directors under the terms of the employment contracts.

        Phillips leases warehouse space at a rate of $3,766 per month though January 2000. Medisys entered into a lease agreement with a related party for its office space located in Louisiana. The lease is for a period of one year at a rate of $900 per month, expiring in September 2000.


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                       December 31, 1999

NOTE 10 - COMMON STOCK WARRANTS

        As of December 31, 1999, the Company had outstanding warrants for the issuance of common stock as follows:

           Number of    Date    Expiration         Exercise         Estimated
           Warrants    Issued      Dates            Prices           Proceeds

            300,000     1995          2005               $ 2.6250  $    787,500
          2,684,432     1996     2000-2001    $ 1.0000 - $ 4.2500     6,506,741
            977,737     1997     2000-2002    $ 0.6875 - $ 1.8750     1,188,211
          5,383,155     1998     2000-2005    $ 0.2500 - $ 4.2500    10,012,835
          1,514,525     1999     2001-2002    $ 0.4000 - $ 0.7500       748,263

         10,859,849                                                $ 19,243,550

        During 1999, the Company completed private placements of common stock wherein the purchaser of one share of the Company's common stock received one-half (1/2) a warrant to purchase common stock at prices ranging from $0.50 to $0.75 per share. The Company issued 1,244,525 common stock warrants pursuant to these private placements. The company also issued 270,000 common stock warrants as bonuses to certain officers and directors of the Company exercisable at $0.40 per share.

        During 1998, the Company conducted a private placement of its common stock, wherein the purchaser of one share of the Company's common stock also received a warrant to purchase one additional share of common stock at $1.25 per share. The Company issued 912,333 common stock warrants pursuant to this private placement. The Company also issued 4,670,534 common stock warrants (199,712 expired unexercised in 1999) to the stockholders of Phillips pursuant to the acquisition agreement redeemable at various prices depending on the expiration dates of the warrants.

        All common stock warrants issued in 1999 and 1998 had exercise prices at or above the trading price of the shares.



          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                       December 31, 1999

NOTE 11 - GOING CONCERN

        The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, relating to its research and development efforts and has had no significant operating revenues until the acquisition of Phillips in December 1998. In 1999, the Company was able to raise working capital through the private placement of its common stock. The Company has now closed a private placement of combined debt and equity of up to $14,000,000 for operating capital of which $1,000,000 has been received in 2000. The Company believes cash flow projections now show the Company's reserves should be adequate to cover its operating needs as well as its needs for the expansion of its research and development projects and for the commercialization of its proprietary products. The Company also expects to generate additional revenue from the sales of its proprietary products.

NOTE 12 - SUBSEQUENT EVENTS

        a.  Debt Conversions

        By March 31, 2000, the Company had converted the remaining balance of debentures payable into common stock. The Company issued 330,000 shares of its common stock for the conversion of $92,000 of debentures payable - related parties.

        On January 31, 2000, the Company converted the note payable of $12,500 due to Richard Apel along with accrued interest into common stock. The Company issued 8,500 shares to convert this note.

        b.  Subscription Receivable

        By March 31, 2000, the Company had received an additional
        $450,000 as payment on the stock subscription receivable (see
        Note 5).

        c.  Legal Issues

        On March 16, 2000, Medisys filed a complaint against the former shareholders of Phillips. The complaint alleges various securities law violations and related claims in connection with the 1998 acquisition of Phillips. Medisys is seeking recission of the acquisition, damages and other relief.


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                       December 31, 1999

NOTE 13 - SEGMENTS OF OPERATIONS

        The Company operates in two segments. The Company researches and develops medical products through the Medisys subsidiary. The Company manufactures and bottles health supplements and other health products through the Phillips subsidiary.

        The Company's consolidated balance sheet and statement of operations for the year ended December 31, 1999 are broken out as follows:

                                     Medisys    Phillips  Eliminations   Totals

CURRENT ASSETS

  Cash                             $ 245,305  $    44,964  $   -    $   290,269
  Accounts receivable, net              -         222,100      -        222,100
  Accounts receivable, related parties  -          50,572      -         50,572
  Advances                             2,500         -         -          2,500
  Inventory                            7,729      388,872      -        396,601
  Prepaid expenses                    21,328          474      -         21,802

     Total Current Assets            276,862      706,982      -        983,844

FIXED ASSETS

  Computers and equipment             42,535       30,806      -         73,341
  Machinery and equipment               -         301,087      -        301,087
  Buildings and improvements           2,195      461,608      -        463,803
  Furniture and equipment             34,410       15,838      -         50,248
  Vehicles                              -          19,915      -         19,915
  Accumulated depreciation           (67,414)    (247,337)     -       (314,751)

     Total Fixed Assets               11,726      581,917      -        593,643

OTHER ASSETS

  Deposits                               835       35,204      -         36,039
  Patent and trademark costs, net    492,254         -         -        492,254

     Total Other Assets              493,089       35,204      -        528,293

     TOTAL ASSETS                  $ 781,677  $ 1,324,103  $   -    $ 2,105,780



          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                       December 31, 1999

NOTE 13 - SEGMENTS OF OPERATIONS (Continued)

                                   Medisys    Phillips Eliminations    Totals

CURRENT LIABILITIES

  Accounts payable                $  82,649  $   841,841  $   -     $   924,490
  Accrued expenses                  229,164       32,622      -         261,786
  Customer deposits                    -          94,096      -          94,096
  Payable - shareholders             67,230       73,528      -         140,758
  Notes payable, current portion       -          56,695      -          56,695
  Line of credit                       -         250,000      -         250,000
  Notes payable - shareholders       25,000         -         -          25,000
  Debentures payable - related
    parties                          92,000         -         -          92,000

     Total Current Liabilities      496,043    1,348,782      -       1,844,825

LONG-TERM DEBT

  Notes payable                        -         304,490      -         304,490

     Total Long-Term Debt              -         304,490      -         304,490

     TOTAL LIABILITIES              496,043    1,653,272      -       2,149,315


STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock                       23,863          900      (900)      23,863
  Additional paid in capital     10,625,944         -       33,488   10,659,432
  Stock subscriptions receivable (1,075,000)        -         -      (1,075,000)
  Accumulated deficit            (9,289,173)    (330,069)  (32,588)  (9,651,830)

     Total Stockholders' Equity
       (Deficit)                    285,634     (329,169)     -         (43,535)

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY
       (DEFICIT)                $   781,677  $ 1,324,103  $   -     $ 2,105,780


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                       December 31, 1999

NOTE 13 - SEGMENTS OF OPERATIONS (Continued)

                                    Medisys    Phillips  Eliminations  Totals

REVENUES                          $   1,973   $ 2,714,846  $   -   $  2,716,819

COST OF GOODS SOLD                      523     2,017,321      -      2,017,844

GROSS MARGIN                          1,450       697,525      -        698,975

OPERATING EXPENSES

  Product research and development  230,075          -         -        230,075
  Depreciation and amortization      14,627        74,442      -         89,069
  Selling, general and
   administrative                   715,879       816,674      -      1,532,553

     Total Operating Expenses       960,581       891,116      -      1,851,697

OPERATING LOSS                     (959,131)     (193,591)     -     (1,152,722)

OTHER INCOME (EXPENSES)

  Interest income                        65          -         -             65
  Interest expense                 (282,547)      (58,956)     -       (341,503)
  Bad debt income (expense)             648      (110,109)     -       (109,461)

     Total Other Income (Expenses) (281,834)     (169,065)     -       (450,899)

LOSS BEFORE INCOME TAXES         (1,240,965)     (362,656)     -     (1,603,621)

INCOME TAXES                           -             -         -           -

NET LOSS                        $(1,240,965)   $ (362,656) $   -    $(1,603,621)


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

       There have been no changes in or disagreements with accountants.

                            PART III

Item 9.  Directors and Executive Officers of the Registrant

       The current Executive Officers and Directors of the Company are as follows:

       Edward P. Sutherland       53       Chairman, Chief Executive
                                            Office, Treasurer and Director
       Kerry M. Frey              54       President, Chief Operating
                                            Officer and Director
       Brett Phillips             39       Director (President of Phillips
                                            Pharmatec)
       William David Kiesel       55       Director
       Dr. Robert L. diBenedetto  70       Medical Director and Director
       Gary E. Alexander          55       Director
       Dr. Timothy Andrus         50       Director
       Carl Anderson              59       Director
       Bill Morris                52       Director
       Dr. Charles Potter         51       Director

     All Directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The Executive Committee of the Board of Directors, to the extent permitted under Utah law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer serves at the discretion of the Board of Directors.

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

     Mr. Sutherland was in private law practice from 1974 until he co-founded the Company in 1992. Mr. Sutherland has over 25 years of business, professional and personnel management expertise in the private and public sector including over six years of experience in forming, developing and managing a start-up company in the medical R&D industry. His background includes financing, administration, policy formulation and execution, personnel education, general office management, bookkeeping, taxation, and interface with governmental agencies including the FDA and the Securities and Exchange Commission (SEC). While practicing as an attorney, Mr. Sutherland also developed a comprehensive background in hospital and medical practice, and product liability litigation. Mr. Sutherland received a Bachelor of Arts Degree from Louisiana State University in 1968 and a Juris Doctor Degree from Louisiana State University in 1974 and is currently admitted to practice law in New York and in Louisiana.

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

DIRECTORS

     Mr. Gary Alexander, Director. Mr. Gary Alexander is the co-founder of the Company and the principle inventor of most of the Company's patented proprietary products. Recognizing the tremendous opportunities in the obstetrics and sharps management fields he invented and developed the Company's SofCepsTM and CoverTipTM products among others. As the inventor of the Company's patents on SofCepsTM and CoverTipTM products, a critical aspect of Mr. Alexander's ongoing role is the growth and management of the Company's vital patent portfolio.

     Mr. Alexander was engaged in private law practice from 1976-1991, specializing in medical liability matters with emphasis on obstetrics. In addition, he has owned and operated several businesses in building, general contracting, and construction equipment sales. In connection with those businesses, he acquired the special skills and expertise in engineering principles, design and mechanical sciences, which have led to his inventing successes. He has advised manufacturing clients on domestic and international business contracts, research and development, operations, sales and mergers. He has also served as advisor and counsel for several financial institutions and has interfaced with government agencies including FDA and SEC and has represented the SBA. Mr. Alexander received his Jurist Doctor Degree in Law from Louisiana State University in 1976

     Dr. Robert L. diBenedetto, Director. Dr. diBenedetto, a co-founder of the Company, received his Doctorate of Medicine in 1952 from the Louisiana State University Medical School and served his internship at Mercy Hospital from 1952 to 1953, and his residency in Obstetrics and Gynecology at Charity Hospital, New Orleans, Louisiana from 1956 to 1959. Dr. diBenedetto has been engaged in the private practice of Obstetrics and Gynecology from 1959 to the present and has recently received recognition as one of the top fifty physicians in the United States. His hospital affiliations include Woman's Hospital Foundation, Baton Rouge, Louisiana where he has served as Chairman of the Board of Directors from 1984 to 1990, and he is also affiliated with Our Lady of the Lake Hospital, Baton Rouge General Hospital and Earl K. Long Hospital. Dr. diBenedetto is a past President and CEO of the Louisiana Medical Insurance Company, a major provider of medical malpractice insurance. He also serves, or has served, on the following committees: Chairman, Dialogue with Congress; Area-wide Health Planning; Liaison with Organized Specialties; Chairman, Maternal & Child Health; Member, Committee on Professional Liability of American College of Obstetrics and Gynecology;
Member, Committee on Ethics of American College of Obstetrics and Gynecology; Past Chairman, Louisiana Delegation to American Medical Association. His professional organizations include:
Chairman & Legislative Liaison, Louisiana Section of the American College of Obstetricians and Gynecologists; Past Chairman, Louisiana Delegation to the American Medical Association; South Central OB/GYN Society; clinical Associate Professor of OB/GYN, L.S.U. School of Medicine - New Orleans, Louisiana; American Fertility Society; Treasurer, Louisiana Medical Political Action Committee.

     William David Kiesel, Director. Mr. Kiesel was a co-founder of the Company. During the past 25 years he has been actively engaged in advising numerous start-up businesses. During that period he has supported more that 100 start-up companies in all aspects of their businesses, including structuring of R&D programs, financial planning, management, as well as, marketing and sales of their new products. These companies have varied in size, up to $50 million in sales, and encompass organizations offering a wide spectrum of products, including medical devices and pharmaceutical products. In addition to his current position with The Company, he serves as the business manager of his own 25 person patent law firm. He has also provided to his clients fair market and liquidation's evaluations of patents, trademarks, and other intellectual property.

     Dr. Timothy Andrus, Director. Dr. Andrus became a Director of the Company in November 1996. He received his Doctorate of Medicine from the Louisiana State University Medical School in New Orleans in 1975 and completed his residency in Obstetrics and Gynecology there in 1979. He is Board Certified in Obstetrics and Gynecology and has been in private practice for 16 years in Baton Rouge La. Dr. Andrus served as Associate Medical Director of Gulf South Health Plans HMO for five years. He was Chief of Staff of Woman's Hospital in Baton Rouge in 1991, and currently serves on the Board of Directors and as C.E.O. of Woman's Hospital, the largest freestanding women's specialty hospital in the United States. Dr. Andrus received an MBA from Louisiana State University in Baton Rouge.

     Dr. Charles Potter was appointed as an interim Director in the fall of 1999. He received his training at Michigan State University in Lansing, Michigan and at Washington University School of Medicine in St. Louis, Missouri. He is Board-certified in Otolaryngology and is in private practice in Springfield, Illinois. Dr. Potter served for six years on the Board of Directors of Springfield Clinic, which managed a budget in excess of $140 million and has acted as a consultant for several medical device companies including Xomed, Smith & Nephew, Storz of St. Louis, and Instrumentarium. Storz and Instrumentarium market medical devices which bear Dr. Potter's name.

    Mr. Brett Phillips, Director (President of Phillips
Pharmatec). Mr. Brett Phillips co-founded Phillips Pharmatec Labs, Inc. with Dr. William Morris and Mr. Carl Anderson in 1994 and serves a Chief Executive Officer and President. In this roll, he is instrumental in developing strategic direction and implementing manufacturing protocols.

    Prior to founding Phillips, Mr. Phillips managed Energy Factors a company that manufactures, distributes, and markets pharmaceuticals under private label brands since 1986. While at Energy Factors Mr. Phillips was responsible for generating annual sales in excess of $8.5 million.

    Mr. Phillips earned degrees in History and Business Administration from the University of Tampa in 1984. In addition to his company duties Mr. Phillips is a member of the National Nutrition and Foods Association (NNFA), has acted as a consultant to various firms in the pharmaceutical and nutritional markets, and has testified as an expert witness for the Food and Drug Administration.

    Dr. William H. Morris, Director. Dr. Morris co-founded Phillips Pharmatec Labs, Inc. along with Mr. Phillips and Mr. Anderson in 1994 and will serve as a Pharmaceutical Advisor and Director. In this capacity, he is responsible for developing, and marketing new nutritional supplements to be manufactured by the Company. In addition, he has been instrumental in developing both strategic business planning and innovative marketing strategies for Phillips.

    Preceding his involvement with the Company, Dr. Morris was a pharmacist and supervisor before opening his own pharmacy in 1976. This successful business was sold to a leading national drug store chain in 1989. In addition to managing his drug store, Dr. Morris became involved with the nutritional supplement, cosmetic, dermatological and over-the-counter drug industry. At this time Dr. Morris founded National Dietary Research in 1983 to research nutritional alternatives to health problems. Dr. Morris has conducted extensive research in this field and developed numerous nutritional supplements which are in the market today.

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

    Carl Anderson, Director. Mr. Anderson co-founded Phillips Pharmatec Labs, Inc. along with Mr. Phillips and Dr. Morris in 1994 and serves as a Director. In this capacity he carries out the duties and responsibilities associated with a Directors position. Additionally, Mr. Anderson will exploit past experiences in developing effective direct sales, wholesale distribution, pharmaceutical manufacturing, and other entrepreneurial activities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports were timely prepared for filing and submission by the individual directors to the Securities and Exchange Commission.

Compensation of Directors

    Each member of the Board of Directors is compensated as follows. Directors each receive $800 in stock per meeting attended in person. The Chairman of the Board receives $1,000 in stock per month and $1,800 in stock per meeting. The Secretary receives $600 in stock per month and $1,600 in stock per meeting. The committee chairperson is paid an additional $300 in stock and committee members receive $200 in stock per meeting. Issuance of the shares is based on the closing bid price of the Company's shares on the
last day of the month following the meeting.   Out of town
Directors are reimbursed for reasonable travel expenses.

Changes in Control

    Control of the company changed substantially with the acquisition of Phillips as is shown in the table under Item 10 below.

Item 10. Executive Compensation

    The following table sets forth all cash compensation actually paid (and not deferred) by the Company for services rendered to the Company for the years ended December 31, 1997, 1998, and 1999 to the Company's Chief Executive Officer and Chief Operating Officer. The total compensation for the remaining Executive Officers is not reported, as it did not meet the threshold for required reporting.

                   Summary Compensation Table

Name and                                           Other
Principal                                          Annual      All Other
Position              Year  Salary(1)    Bonus   Compensation Compensation
Edward P. Sutherland  1997   56,621       -0-        -0-         17,930
C.E.O.                1998     -0-        -0-        -0-           -0-
                      1999   46,154       -0-        -0-           -0-

Kerry M. Frey,        1997   52,750       -0-        -0-          19,644
President and         1998     -0-        -0-        -0-           -0-
C.O.O.                1999   46,154       -0-        -0-           -0-
________________________
     (1) As of December 31, 1999 the Company had accrued salaries. Prior to fiscal 1999, these accruals were compromised and deferred into the future for the issuance of 144 restricted stock or for interest bearing notes.

Employment Agreements

     The Company has entered into employment agreements with Edward
P. Sutherland and Kerry Frey respectively which call for no increase in their base compensation, which has remained at $150,000 per year for the last three years, although the Company has been unable to pay that salary in cash as contractually required. These officers received no cash compensation in 1998 and greatly reduced their cash compensation in 1999 so that the Company could maintain operations. As noted above, they deferred all or part of their cash compensation by accepting 144 restricted stock or interest-bearing promissory notes as a compromise to the wage claims. The note portion of the deferral was satisfied in early 2000. The contracts also provide for expense and medical reimbursement and other incentive based bonus compensation.

     In addition to deferring compensation from April 1997 through November 1999, these officers subscribed to several of the Company's private placement offerings contributing cash directly into company operations. This personal financial burden and income loss was partially offset by the Board's directive to Messrs. Sutherland and Frey that they should sell some of their personal Company stock in 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth information, to the best knowledge of the Company, as of December 31, 1999, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address of                Number of Shares    Percentage of
 Beneficial Owner                Beneficially Owned(1)  Ownership
Gary E. Alexander *                   2,252,030(2)         3.8%
  144 Napoleon Street
  Baton Rouge, LA 70802
Carl Anderson *                       6,548,798(3)        10.7%
  19235 US Hwy 41 N.
  Lutz, FL 33549
Brett Phillips *                      7,307,389(4)        11.9%
  8767 115th Avenue N.
  Largo, FL 33773
Robert L. diBenedetto *                 683,462(5)         1.1%
  781 Colonial Drive
  Baton Rouge, La 70806
William David Kiesel *                1,323,195(6)         2.2%
  2355 Drusilla Lane
  Baton Rouge, LA 70809
Edward P. Sutherland *                2,335,751(7)         3.9%
  144 Napoleon Street
  Baton Rouge, LA 70802
Kerry Frey *                          2,008,127(8)         3.4%
  144 Napoleon Street
  Baton Rouge, LA 70802
Marilyn Morris                        7,328,980(9)        11.9%
  2804 Smitter Road
  Tampa, FL 33618
Timothy Andrus *                       480,219(10)          .8%
  144 Napoleon Street
  Baton Rouge, LA 70802
Charles Potter*                      7,295,617(11)        11.9%
  1025 South 7th Street
  Springfield, IL 62703
Directors and officers              37,563,568(12)        54.5%
  as a group (9 persons)

*   Director
    ** Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.
(1) Share amounts for individuals are as of December 31, 1999, at which time there was 43,817,289 shares of common stock outstanding. As of March 31, 2000, there were 59,400,820 shares outstanding. These figures figure do not take into consideration stock purchase warrants owned by certain officers, directors and shareholders, entitling the holders to purchase an aggregate of 9,574,193 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, as of the date hereof, 68,975,013 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of March 31, 2000 and assumes the exercise of stock purchase warrants held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 226,800 shares which may be acquired by Mr. Alexander pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.41 per share.
(3) Includes 1,836,522 shares which may be acquired by Mr.
    Anderson pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.54 per share.
(4) Includes 2,100,509 shares which may be acquired by Mr.
    Phillips pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.54 per share.
(5) Includes 286,000 shares which may be acquired by Dr.
    diBenedetto pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $3.08 per share.
(6) Includes 546,166 shares which may be acquired by Mr. Kiesel pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $2.77 per share, of which 300,000 warrants are held in the name of Roy, Kiesel & Tucker, 20,000 warrants are held in the name of Nu Vue Corp. and shares are held by Mr. Kiesel for his two sons in trust.
(7) Includes 225,940 shares held in the name of Diana B.
    Sutherland, wife of Edward P. Sutherland, 50,000 shares held by Diana B. Sutherland, trustee for James Sutherland, minor son of Mr. Sutherland, and 349,000 shares which may be acquired by Mr. Sutherland pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.05 per share.
(8) Includes 237,400 shares which may be acquired by Mr. Frey pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.00 per share.
(9) Ms. Morris is the wife of Bill Morris, a director of the Company. Includes 2,100,509 shares which may be acquired by Ms. Morris pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.54 per share. The Company has been advised that Ms. Morris has sole voting power over the shares indicated above and control over the warrants.
(10)Includes 206,982 shares which may be acquired by Dr. Andrus pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $ 50 per share.
(11) Includes 5,555,555 shares of stock held in escrow by the Company which are released pro rata as the promissory note for which they were issued is paid down. Also includes 1,684,305 warrants exercisable within sixty days at the average exercise price of $.50 per share.
(12) Includes 9,574,193 shares which may be acquired by the Company's officers and directors pursuant to the exercise of stock purchase warrants exercisable within sixty days at exercise prices ranging from $.0375 to $4.25 per share.

Item 12.  Certain Relationships and Related Transactions

     The law firm of Roy, Kiesel & Tucker has been used for patent work. William David Kiesel is a partner of Roy, Kiesel & Tucker and is the Corporate Secretary and a Director of the Company.
Mr. Kiesel and other attorneys at his firm bill the Company for their time and the Company does reimburse Roy, Kiesel & Tucker for expenses incurred on the behalf of the Company.




                             PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

      2.1*         Acquisition Agreement and Plan of Reorganization.
      2.2**        Acquisition and Share Exchange Agreement
      3.1(i)*      Articles of Incorporation and all amendments thereto
      3.2(ii)*     By-Laws of Registrant
      4.1*         Specimen of Common Stock Certificate
     10.1*         Lease Agreement on Registrant's principal place of business
     21.1***       Subsidiaries
     27            Financial Data Schedule

     *    Previously filed as Exhibit to Form 10-SB.
     **   Previously filed as Exhibit to Form S-8 filed October 15, 1998.
     ***  Previously filed as Exhibit to Form 10-KSB for December 31, 1998

     (b)  No Form 8-K was filed for the three month period ended
          December 31, 1999.



                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MEDISYS TECHNOLOGIES, INC.


                                   BY:   /S/ Edward P. Sutherland
                                        EDWARD P. SUTHERLAND
                                        Chairman and Chief
                                        Executive Officer
                                        DATE:  April 14, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   BY: /S/  Edward P. Sutherland
                                        EDWARD P. SUTHERLAND
                                        Chairman, Chief Executive
                                        Officer and Director
                                        DATE:  April 14, 2000


                                   BY: /S/  Gary E. Alexander
                                        GARY E. ALEXANDER
                                        Vice President, Chief
                                        Technology Officer and
                                        Director
                                        DATE:  April 14, 2000


                                   BY: /S/  Kerry M. Frey
                                        KERRY M. FREY
                                        President, Chief
                                        Operating Officer and
                                        Director
                                        DATE:  April 14, 2000


                                   BY:  /S/  William David Kiesel
                                        WILLIAM David KIESEL
                                        Corporate Secretary  and
                                        Director
                                        DATE:  April 14, 2000


                                   BY:  /S/ Robert diBennedetto
                                        Dr. Robert diBenedetto
                                        Director
                                        DATE:  April 14, 2000