Form 10KSB/A
period 1999-12-31
MEDISYS TECHNOLOGIES INC
filed 2000-05-02
CIK 898128

MARKED TO SHOW CHANGES

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding as of April 4, 2000
Common Stock, Par Value $0.0005              59,063,995

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [  ]  No [X]


                   MEDISYS TECHNOLOGIES, INC.

                              TABLE OF CONTENTS

                                  PART I

Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . .         3

Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . .        20

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .        20

Item 4. Submission of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . .        20

                                  PART II

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters. . . . . . . . . . . . . . .        20

Item 6.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . .        22

Item 7.   Financial Statements and Supplementary Data. . . . . . . .        24

Item 8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . . . .        48

                                 PART III

Item 9.   Directors and Executive Officers of the
            Registrant . . . . . . . . . . . . . . . . . . . . . . .        48

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . .        53

Item 11.  Security Ownership of Certain Beneficial
            Officers and Management. . . . . . . . . . . . . . . . .        54

Item 12.  Certain Relationships and Related Transactions . . . . . .        56

                                  PART IV

Item 13.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . .        57

          Signatures.. . . . . . . . . . . . . . . . . . . . . . . .        58


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

     As the first stage of the multi-phase Agreement, Dispomedic has accepted a purchase order from The Company to manufacture a pilot quantity of syringes, valued at $3 million, for direct sales. This previously announced order, marked as prepaid, represents the first capital investment by Dispomedic and a significant asset for
The Company. The order paves the way for     the Company's
entry into the marketplace to achieve a pilot commercial presence. Delivery of the first shipment is anticipated by the second quarter of 2000.

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

Results of Operations

     The net loss for the year ended December 31, 1999 ("1999") was
   $1,687,621     compared to $1,252,501 for the corresponding 1998
period. The increased loss is primarily attributed to losses incurred by the newly acquired Phillips.

     Operating expenses for 1999 were    $1,935,697     compared to
$961,183 for the 1998 period, a    101%     increase primarily
attributed to the acquisition of Phillips and general business expenses. Because available outside funding decreased until year-end 1999, the Company used cash on hand and from the sale of its common stock to pay for its ongoing research and development.
Product research and development expenses decreased    30%     in
1999 to    $230,075     from $382,318 in 1998, due to less funding
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

     Net cash used by operations for the 1999 was    $244,534,
compared to net cash used of $231,691 for 1998. The increase in net loss and issuance of common stock for cash in 1999 was partially offset by the net increase in accounts payable in 1999. The Company used net cash by investing activities of $140,097 in 1998, primarily from the purchase of fixed assets and increase in patent costs. This compared to net cash used of $5,351 in 1998.

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

Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board
("FASB)     issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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


















           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999







                             C O N T E N T S


      Independent Auditors' Report . . . . . . . . . . . . . . .  27

      Consolidated Balance Sheet . . . . . . . . . . . . . . . .  28

      Consolidated Statements of Operations  . . . . . . . . . . .30

      Consolidated Statements of Stockholders' Equity (Deficit).  31

      Consolidated Statements of Cash Flows  . . . . . . . . . . .33

      Notes to Consolidated Financial Statements . . . . . . . .  35








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

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 100,000,000 shares
   authorized of $0.0005 par value,
   47,727,858 shares issued and outstanding                   23,527
  Additional paid-in capital                              10,743,768
  Stock subscriptions receivable (Note 5)                 (1,075,000)
  Accumulated deficit                                     (9,735,830)

   Total Stockholders' Equity (Deficit)                      (43,535)

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $  2,105,780



              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations


                                               For the Years Ended
                                                   December 31,
                                              1999             1998

REVENUES                                $  2,716,819     $     26,846

COST OF GOODS SOLD                         2,017,844            5,396

GROSS MARGIN                                 698,975           21,450

OPERATING EXPENSES

  Product research and development           230,075          382,318
  Depreciation and amortization               89,069           14,322
  Selling, general and administrative      1,616,553          564,543

     Total Operating Expenses              1,935,697          961,183

OPERATING LOSS                            (1,236,722)        (939,733)

OTHER INCOME (EXPENSES)

  Gain on sale of asset                         -               1,475
  Interest income                                 65             -
  Interest expense                          (341,503)        (312,213)
  Bad debt expense                          (109,461)          (2,030)

     Total Other Income (Expenses)          (450,899)        (312,768)

LOSS BEFORE INCOME TAXES                  (1,687,621)      (1,252,501)

INCOME TAXES                                    -                -

NET LOSS                                $ (1,687,621)    $ (1,252,501)

BASIC LOSS PER SHARE (Note 1)           $      (0.05)    $      (0.09)



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
$(8,048,209)


               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
   Consolidated Statements of Stockholders' Equity Deficit) (Continued)

                                                             Additional       Stock
                                          Common Stock         Paid-In     Subscription    Accumulated
                                       Shares       Amount     Capital      Receivable        Deficit
Balance, December 31, 1998           34,009,757   $ 17,004  $  8,122,813  $   (175,000)   $
(8,048,209)

Common stock issued for
 subscription receivable              5,555,555      2,778       997,222    (1,000,000)           -

Common stock issued for
 services rendered                    2,121,619      1,061       424,282          -               -

Common stock issued for
 accrued wages                          324,477        162        89,838          -               -

Common stock canceled                  (972,214)      (486)          486          -               -

Common stock issued to
 convert debentures payable           1,435,000        717       302,283          -               -

Issuance of common stock from
 exercise of common stock warrants        8,889          5         9,995          -               -

Common stock issued for interest
 expense                              1,184,118        592       277,408          -               -

Common stock issued for cash          3,388,443      1,694       519,441          -               -

Cash received on stock
 subscription receivable                   -          -             -          100,000            -

Net loss for the year ended
 December 31, 1999                         -          -             -             -         (1,603,621)

Balance, December 31, 1999           47,055,644   $ 23,527   $10,743,768   $(1,075,000)
$(9,735,830)



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows

                                                         For the Years Ended
                                                            December 31,
                                                         1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                          $ (1,687,621)  $ (1,252,501)
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Common stock issued for services and interest         703,343        577,159
   Depreciation and amortization                          89,069         14,322
   Bad debt expense                                      109,461          2,030
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable            (36,612)         7,139
   (Increase) decrease in accounts receivable - related
     party                                               (32,026)        (2,857)
   (Increase) decrease in inventory                       36,105         15,719
   (Increase) decrease in prepaid expenses                 3,856            172
   (Increase) decrease in deposits                         5,726          3,165
   (Increase) decrease in other assets                    (2,500)         2,561
   Increase (decrease) in accounts payable               332,802        (43,684)
   Increase (decrease) in accrued expenses               255,967        328,884
   Increase (decrease) in customer deposits              (22,104)       116,200

     Net Cash (Used) by Operating Activities            (244,534)      (231,691)

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash received in purchase of subsidiary                   -            50,461
  Increase in patent costs                               (31,473)       (65,822)
  Purchase of fixed assets                              (108,624)          -
  Disposal of fixed assets                                  -            10,010

     Net Cash (Used) by Investing Activities            (140,097)        (5,351)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from payable - shareholders                    28,941          2,625
  Payments on notes payable - shareholders                (5,222)        (4,278)
  Payment on notes payable                               (55,437)          -
  Issuance of common stock                               631,135        170,000
  Proceeds from debentures - related parties                -           142,000

    Net Cash Provided by Financing Activities       $    599,417   $    310,347



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (Continued)

                                                     For the Years Ended
                                                        December 31,
                                                      1999        1998

  NET INCREASE (DECREASE) CASH AND
   CASH EQUIVALENTS                               $  214,786   $   73,305

  CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                  75,483        2,178

  CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                        $  290,269   $   75,483

  SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION

CASH PAID FOR

  Income taxes                                    $     -      $     -
  Interest                                        $   55,887   $      222

NON-CASH FINANCING ACTIVITIES

  Stock issued for services and interest expense  $ 703,343   $  577,159
  Stock issued in payment of accrued expenses and
   accounts payable                               $   90,000   $  979,508
  Stock issued to convert debentures payable      $  303,000   $     -
  Stock issued for stock subscription receivable  $1,000,000   $     -
  Purchase of building by issuing a note payable  $  299,250   $     -



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

        j.  Basic Loss Per Share

        The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                 Loss         Shares       Per Share
                              (Numerator)  (Denominator)    Amount

        For the year ended
          December 31, 1999  $ (1,687,621)   37,152,674   $   (0.05)

        For the year ended
          December 31, 1998  $ (1,252,501)   14,596,423   $   (0.09)

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


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                       December 31, 1999

NOTE 7 - COMMON STOCK

        During 1999, the Company issued 324,477 shares of its common stock in satisfaction of accrued wages of $90,000. The
        Company issued 1,435,000 shares of its common stock to convert $303,000 of debentures payable. The Company issued 3,305,737 shares of its common stock for services and interest expense.
        The shares issued for services and interest were valued at the trading price of the common stock on the date the shares were issued. The Company issued 3,388,443 shares of its common stock for cash of $521,135. The Company issued 8,889 shares of its common stock from the exercise of warrants for cash of $10,000. Finally, certain officers and directors of the Company canceled 972,214 shares of common stock and the shares were reissued to convert a protion of the debentures payable.

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

     c.  Convertible Debentures

     The Company received a $2,000,000 face value 6% convertible debenture due August 31, 2001. $1,000,000 of the debenture was received on February 28, 2000. An additional $500,000 will be received within five days of the filing of the registration statement and the final $500,000 will be received within five days of when the registration statement becomes effective. The conversion price of the debentures is the lower of 85% of the market price of the Company's common stock at the conversion date or $2.00. The conversion discount of 15% will be charged to interest expense in the amount of $300,000 during 2000. The Company also issued warrants to purchase 125,000 shares of the Company's common stock at an exercise price of $2.00 per share.

     d.  Manufacturing Agreement

     On January 19, 2000, the Company entered into a manufacturing agreement for the production of the Company's patented syringes. The Company has agreed to pay $500,000 cash and issue 7,000,000 shares of its common stock as part of the agreement.



          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                       December 31, 1999

NOTE 12 - SUBSEQUENT EVENTS (Continued)

       e.  Legal Issues

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

       The Company's consolidated balance sheet and statement of operations for the year ended December 31, 1999 are broken out as follows:

                                     Medisys    Phillips Eliminations  Totals

CURRENT ASSETS

  Cash                           $   245,305   $   44,964   $   -    $  290,269
  Accounts receivable, net              -         222,100       -       222,100
  Accounts receivable, related parties  -          50,572       -        50,572
  Advances                             2,500         -          -         2,500
  Inventory                            7,729      388,872       -       396,601
  Prepaid expenses                    21,328          474       -        21,802

     Total Current Assets            276,862      706,982       -       983,844

FIXED ASSETS

  Computers and equipment             42,535       30,806       -        73,341
  Machinery and equipment               -         301,087       -       301,087
  Buildings and improvements           2,195      461,608       -       463,803
  Furniture and equipment             34,410       15,838       -        50,248
  Vehicles                              -          19,915       -        19,915
  Accumulated depreciation           (67,414)    (247,337)      -      (314,751)

     Total Fixed Assets               11,726      581,917       -       593,643

OTHER ASSETS

  Deposits                               835       35,204       -        36,039
  Patent and trademark costs, net      492,254       -          -       492,254

     Total Other Assets                493,089     35,204       -       528,293

     TOTAL ASSETS                  $   781,677 $1,324,103   $   -    $2,105,780



          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                       December 31, 1999

NOTE 13 - SEGMENTS OF OPERATIONS (Continued)


                                   Medisys     Phillips Eliminations   Totals

CURRENT LIABILITIES

  Accounts payable               $   82,649   $   841,841  $   -     $  924,490
  Accrued expenses                  229,164        32,622      -        261,786
  Customer deposits                    -           94,096      -         94,096
  Payable - shareholders             67,230        73,528      -        140,758
  Notes payable, current portion       -           56,695      -         56,695
  Line of credit                       -          250,000      -        250,000
  Notes payable - shareholders       25,000          -         -         25,000
  Debentures payable - related
    parties                          92,000          -         -         92,000

     Total Current Liabilities      496,043     1,348,782      -      1,844,825

LONG-TERM DEBT

  Notes payable                        -          304,490      -        304,490

     Total Long-Term Debt              -          304,490      -        304,490

     TOTAL LIABILITIES              496,043     1,653,272      -      2,149,315


STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock                       23,527           900      (900)     23,527
  Additional paid in capital     10,710,280          -       33,488  10,743,768
  Stock subscriptions receivable (1,075,000)         -         -     (1,075,000)
  Accumulated deficit            (9,373,173)     (330,069)  (32,588) (9,735,830)

     Total Stockholders' Equity
       (Deficit)                    285,634      (329,169)     -        (43,535)

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY
       (DEFICIT)                $   781,677   $ 1,324,103  $   -    $ 2,105,780

          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                       December 31, 1999

NOTE 13 -       SEGMENTS OF OPERATIONS (Continued)


                                      Medisys   Phillips  Eliminations Totals

REVENUES                           $     1,973  $ 2,714,846  $  -   $ 2,716,819

COST OF GOODS SOLD                         523    2,017,321     -     2,017,844

GROSS MARGIN                             1,450      697,525     -       698,975

OPERATING EXPENSES

  Product research and development     230,075         -        -       230,075
  Depreciation and amortization         14,627       74,442     -        89,069
  Selling, general and administrative  799,879      816,674     -     1,616,553

     Total Operating Expenses        1,044,581      891,116     -     1,935,697

OPERATING LOSS                      (1,043,131)    (193,591)    -    (1,236,722)

OTHER INCOME (EXPENSES)

  Interest income                           65         -        -            65
  Interest expense                    (282,547)     (58,956)    -      (341,503)
  Bad debt income (expense)                648     (110,109)    -      (109,461)

     Total Other Income (Expenses)    (281,834)    (169,065)    -      (450,899)

LOSS BEFORE INCOME TAXES            (1,324,965)    (362,656)    -    (1,687,621)

INCOME TAXES                              -            -        -          -

NET LOSS                           $(1,324,965) $  (362,656) $  -   $(1,687,621)




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

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth information, to the best
knowledge of the Company, as of     April 4, 2000,     with respect
to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address of               Number of Shares     Percentage of
Beneficial Owner                Beneficially Owned(1)    Ownership
Gary E. Alexander *                  2,263,805(2)          3.7%
  144 Napoleon Street
  Baton Rouge, LA 70802
Carl Anderson *                      6,642,322(3)         10.9%
  19235 US Hwy 41 N.
  Lutz, FL 33549
Brett Phillips *                     5,435,987(4)          8.9%
  8767 115th Avenue N.
  Largo, FL 33773
Robert L. diBenedetto *                711,464(5)          1.1%
  781 Colonial Drive
  Baton Rouge, La 70806
William David Kiesel *               2,733,508(6)          4.6%
  2355 Drusilla Lane
  Baton Rouge, LA 70809
Edward P. Sutherland *               2,161,418(7)          3.6%
  144 Napoleon Street
  Baton Rouge, LA 70802
Kerry Frey *                         2,009,917(8)          3.4%
  144 Napoleon Street
  Baton Rouge, LA 70802
Marilyn Morris                       7,395,320(9)         12.1%
  2804 Smitter Road
  Tampa, FL 33618
Timothy Andrus *                       880,705(10)         1.5%
  144 Napoleon Street
  Baton Rouge, LA 70802
Charles Potter*                      6,249,978(11)        10.3%
  1025 South 7th Street
  Springfield, IL 62703
Dispomedic 2000(12)                  7,000,000            11.9%
  1291 Mettler Road
  Huntington Valley,
  PA 19006
Directors and officers              36,484,424(13)        53.0%
  as a group (9 persons)

*   Director
    ** Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.
(1)    Share amounts for individuals are as of April 4, 2000, at
    which time there was 59,063,995 shares of common stock outstanding. These figures figure do not take into consideration stock purchase warrants owned by certain
    officers, directors  and shareholders, entitling the holders to purchase an aggregate of 9,739,242 shares of common stock and which are currently exercisable.  Therefore, for purposes of the table above, as of the date hereof, 68,803,237 shares of common stock are deemed to be issued and outstanding
    in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated
    separately for each person on the basis of the actual number
    of outstanding shares as of     April 4, 2000     and assumes
    the exercise of stock purchase warrants held by such person
    (but not by anyone else) exercisable within sixty days.
(2) Includes 226,800 shares which may be acquired by Mr. Alexander pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.41 per share.
(3) Includes    1,839,878     shares which may be acquired by Mr.
    Anderson pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.54 per share.
(4) Includes    2,075,272     shares which may be acquired by Mr.
    Phillips pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.54 per share.
(5) Includes    276,000     shares which may be acquired by Dr.
    diBenedetto pursuant to the exercise of stock purchase
    warrants exercisable within sixty days at the average exercise price of $3.08 per share.
(6) Includes    946,166     shares which may be acquired by Mr.
    Kiesel pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $2.77 per share, of which 300,000 warrants are held in the name of Roy, Kiesel & Tucker, 20,000 warrants are held in the name of Nu Vue Corp. and shares are held by Mr. Kiesel for his two sons in trust.
(7) Includes 225,940 shares held in the name of Diana B.
    Sutherland, wife of Edward P. Sutherland, 50,000 shares held by Diana B. Sutherland, trustee for James Sutherland, minor
    son of Mr. Sutherland, and    259,000     shares which may be
    acquired by Mr. Sutherland pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.05 per share.
(8) Includes    147,400     shares which may be acquired by Mr.
    Frey pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.00 per share.
(9) Ms. Morris is the wife of Bill Morris, a director of the
    Company.  Includes    2,073,272     shares which may be
    acquired by Ms. Morris pursuant to the exercise of stock
    purchase warrants exercisable within sixty days at the average exercise price of $1.54 per share. The Company has been advised that Ms. Morris has sole voting power over the shares indicated above and control over the warrants.
(10)Includes    211,149     shares which may be acquired by Dr.
    Andrus pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of
    $ 50 per share.
(11)Includes 5,555,555 shares of stock held in escrow by the
    Company  which are released pro rata as the promissory note for which they were issued is paid down.  Also includes
    1,684,305 warrants exercisable within sixty days at the
    average exercise price of $.50 per share.
(11)Includes    9,739,342     shares which may be acquired by the
    Company's officers and directors pursuant to the exercise of stock purchase warrants exercisable within sixty days at exercise prices ranging from $.0375 to $4.25 per share.

(12)Dispomedic 2000 is a subsidiary of Sun Group, Inc.
(13)Includes    9,739,342     shares whhich may be acquired by
    our officers and directors pursuant to the exercise of stock purchase warrants exercisable within sixty days at exercise prices ranging from $.0375 to $4.25 per share.

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

                                     MEDISYS TECHNOLOGIES, INC.


                                   BY:   /S/ Edward P. Sutherland
                                        EDWARD P. SUTHERLAND
                                        Chairman and Chief
                                        Executive Officer
                                        DATE:  May 2, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   BY: /S/  Edward P. Sutherland
                                        EDWARD P. SUTHERLAND
                                        Chairman, Chief Executive
                                        Officer and Director
                                        DATE:  May 2, 2000


                                   BY: /S/  Gary E. Alexander
                                        GARY E. ALEXANDER
                                        Vice President, Chief
                                        Technology Officer and
                                        Director
                                        DATE:  May 2, 2000


                                   BY: /S/  Kerry M. Frey
                                        KERRY M. FREY
                                        President, Chief
                                        Operating Officer and
                                        Director
                                        DATE:  May 2, 2000


                                   BY:  /S/  William David Kiesel
                                        WILLIAM David KIESEL
                                        Corporate Secretary  and
                                        Director
                                        DATE:  May 2, 2000


                                   BY:  /S/ Robert diBennedetto
                                        Dr. Robert diBenedetto
                                        Director
                                        DATE:  May 2, 2000