Form 10QSB
period 2000-03-31
MEDISYS TECHNOLOGIES INC
filed 2000-05-30
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

               For the Quarter Ended March 31, 2000

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
          Class                  Outstanding as of March 31, 2000

     Common Stock,                           59,004,773
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


                              PART I

Item 1.  Financial Statements

  The following unaudited Financial Statements for the period ended March 31, 2000, have been prepared by the Company.












                   Medisys Technologies, Inc.

               Consolidated Financial Statements

              March 31, 2000 and December 31, 1999










           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets


                              ASSETS

                                                    March 31,      December 31,
                                                       2000           1999
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                             $ 1,315,550      $ 245,305
  Accounts receivable, net (Note 1)                        340           -
  Advances                                               2,500          2,500
  Inventory (Note 1)                                     7,729          7,729
  Prepaid expenses                                      21,328         21,328

   Total Current Assets                              1,347,447        276,862

FIXED ASSETS (Note 1)

  Computers and equipment                               54,455         42,535
  Leasehold improvements                                 2,195          2,195
  Furniture and fixtures                                34,410         34,410
  Accumulated depreciation                             (70,948)       (67,414)

   Total Fixed Assets                                   20,112         11,726

OTHER ASSETS

  Deposits                                                 835            835
  Patent and trademark costs, net (Note 1)             501,834        492,254

   Total Other Assets                                  502,669        493,089

   TOTAL ASSETS                                    $ 1,870,228      $ 781,677


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     March 31,      December 31,
                                                       2000            1999
                                                    (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                 $    70,328      $  64,849
  Accrued expenses                                     109,836        229,164
  Payable - shareholders (Note 2)                       18,456         67,230
  Notes payable - shareholders (Note 5)                 12,500         25,000
  Reserve for discontinued operations (Note 11)      1,726,923        346,969
  Debentures payable - related parties (Note 3)           -            92,000

   Total Current Liabilities                         1,938,043        825,212

LONG-TERM DEBT

  Debentures payable (Note 8)                        1,000,000           -

   Total Long-Term Debt                              1,000,000           -

   TOTAL LIABILITIES                                 2,938,043        825,212

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 100,000,000 shares
   authorized of $0.0005 par value, 59,004,773
   and 47,055,644 shares issued and outstanding,
   respectively                                         29,502        23,527
  Additional paid-in capital                        15,825,362    10,743,768
  Stock subscriptions receivable (Note 4)             (675,000)   (1,075,000)
  Prepaid expenses (Note 7)                         (1,964,500)         -
  Accumulated deficit                              (14,283,179)   (9,735,830)

   Total Stockholders' Equity (Deficit)             (1,067,815)      (43,535)

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                               $ 1,870,228     $ 781,677


              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
                             (Unaudited)


                                                For the Three Months Ended
                                                           March 31,
                                                     2000             1999

REVENUES                                        $        623     $    1,773

OPERATING EXPENSES

  Cost of sales                                          679            403
  Product research and development                 1,639,435         42,651
  Depreciation and amortization                        3,855          4,279
  Selling, general and administrative              1,368,594        138,042

     Total Operating Expenses                      3,012,563        185,375

OPERATING LOSS                                    (3,011,940)      (183,602)

OTHER INCOME (EXPENSES)

  Interest income                                      6,545            252
  Interest expense                                  (162,000)       (30,052)

     Total Other Income (Expenses)                  (155,455)       (29,800)

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                              (3,167,395)      (213,402)

INCOME TAXES                                            -              -

LOSS FROM CONTINUING OPERATIONS                   (3,167,395)      (213,402)

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS (Note 11)                             (1,379,954)         7,818

NET LOSS                                        $ (4,547,349)    $ (205,584)

BASIC LOSS PER SHARE (Note 1)

  Loss from continuing operations               $      (0.06)    $    (0.01)
  Loss from discontinued operations                    (0.03)          0.00

    Basic Loss Per Share                        $      (0.09)    $    (0.01)


                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Deficit)

                                               Additional    Stock
                                Common Stock     Paid-In Subscription   Prepaid  Accumulated
                              Shares   Amount    Capital   Receivable   Expenses   Deficit
Balance, December 31, 1998  34,009,757 $17,004 $ 8,122,813 $  (175,000) $  -    $(8,048,209)

Common stock issued for
 subscription receivable     5,555,555   2,778     997,222  (1,000,000)    -           -

Common stock issued for
 services rendered           2,121,619   1,061     424,282        -        -           -

Common stock issued for
 accrued wages                 324,477     162      89,838        -        -           -

Common stock canceled         (972,214)   (486)        486        -        -           -

Common stock issued to
 convert debentures
 payable                     1,435,000     717     302,283        -        -           -

Issuance of common stock
 from exercise of common
 stock warrants                  8,889       5       9,995        -        -           -

Common stock issued for
 interest expense            1,184,118     592     277,408        -        -           -

Common stock issued
 for cash                    3,388,443   1,694     519,441        -        -           -

Cash received on stock
 subscription receivable          -       -           -        100,000     -           -

Net loss for the year ended
 December 31, 1999                -       -           -           -        -     (1,687,621)

Balance, December 31, 1999  47,055,644 $23,527 $10,743,768 $(1,075,000) $  -    $(9,735,830)



                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                 Additional     Stock
                                 Common Stock     Paid-In    Subscription     Prepaid   Accumulated
                                Shares   Amount   Capital     Receivable     Expenses     Deficit
Balance, December 31, 1999    47,055,644 $23,527 $10,743,768 $(1,075,000)  $      -    $ (9,735,830)

Common stock issued for cash
 (unaudited)                   2,888,332   1,444     697,306        -             -            -

Issuance of common stock
 from exercise of common
 stock warrants (unaudited)      188,833      95      83,238        -             -            -

Common stock issued to
 convert debentures and
 notes payable (unaudited)       588,500     294     144,206        -             -            -

Common stock issued for
 services rendered
 (unaudited)                   2,783,464   1,392   1,902,319        -            -             -

Cash received on stock
 subscription receivable
 (unaudited)                        -       -           -        400,000         -             -

Warrants issued below
 market value (unaudited)           -       -        142,775        -            -             -

Conversion discount on
 debentures (see Note 10)
 (unaudited)                        -       -        150,000        -            -             -

Common stock issued for
 prepaid services
 (unaudited)                   5,500,000   2,750   1,961,750        -      (1,964,500)         -

Net loss for the three
 months ended March 31,
 2000 (unaudited)                   -       -           -           -            -       (4,547,349)

Balance, March 31, 2000
 (unaudited)                  59,004,773 $29,502 $15,825,362 $  (675,000) $(1,964,500) $(14,283,179)


             MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                            (Unaudited)

                                                      For the Three Months Ended
                                                               March 31,

                                                          2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                         $ (4,547,349)  $ (205,584)
     Adjustments to reconcile net income to net cash
      used by operating activities:
       Common stock issued for services and interest     1,903,711       78,786
       Assets written down from discontinued operations  1,212,418         -
     Depreciation and amortization                           3,855        4,279
     Warrants issued below market value                    142,775         -
        Conversion discount on debentures                  150,000         -
     Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable               (340)       1,960
     (Increase) decrease in inventory                         -          (2,564)
       (Increase) decrease in deposits                        -          (4,000)
     Increase (decrease) in accounts payable                 5,479        3,224
     Increase (decrease) in accrued expenses              (119,328)      89,979
       Increase (decrease) in reserve for discontinued
        operations                                         167,536       (7,817)

        Net Cash Used by Operating Activities           (1,081,243)     (41,737)

CASH FLOWS FROM INVESTING ACTIVITIES

     Increase in patent costs                               (9,902)     (10,016)
     Purchase of fixed assets                              (11,919)        -

     Net Cash Used by Investing Activities                 (21,821)     (10,016)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds (payments) from payable - shareholders        (8,774)       4,570
     Proceeds from the issuance of common stock          1,098,750       28,000
     Proceeds from the exercise of warrants                 83,333         -
     Proceeds from debentures payable                    1,000,000         -

       Net Cash Provided by Financing Activities       $ 2,173,309   $   32,570








          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
       Consolidated Statements of Cash Flows (Continued)
                          (Unaudited)

                                       For the Three Months Ended
                                                March 31,
                                            2000         1999

     NET INCREASE (DECREASE) CASH AND
      CASH EQUIVALENTS                  $ 1,070,245    $  19,183

     CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                   245,305       25,022

     CASH AND CASH EQUIVALENTS AT END
      OF PERIOD                         $ 1,315,550    $   5,839

     SUPPLEMENTAL DISCLOSURES OF CASH
      FLOW INFORMATION

CASH PAID FOR

     Income taxes                       $      -       $    -
     Interest                           $    19,646    $   7,157

NON-CASH FINANCING ACTIVITIES

     Stock issued for services and
      interest expense                  $ 1,903,711    $ 138,786
     Stock issued in payment of accrued
      expenses and accounts payable     $      -       $  60,000
     Stock issued to convert debentures
      and notes payable                 $   144,500    $    -
     Stock issued for prepaid expenses  $ 1,964,500    $    -



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 2000 and December 31, 1999

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

             Leasehold improvements                      5 years
             Furniture and fixtures                      5 years
             Computers and equipment                     5 years

       Depreciation expense for the three months ended March 31, 2000 and 1999 was $3,533 and $3,957, respectively.



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

       c. Patent and Trademark Costs

       The capitalized costs of obtaining patents consists of legal fees and associated filing costs. These patent costs will be amortized over the shorter of their legal or useful lives. The Company has numerous patents in various stages of development and the application process. Several patents have been granted but are being developed further in a continuation-in-part (CIP) status until the development of a commercial product is complete, the related product has received FDA (Food and Drug Administration) clearance and is in a marketable condition ready for sale. Once patents have been granted, FDA approval obtained, and sales commenced, no further costs associated with the patent are capitalized. As of December 31, 1999, the Company did have one patented product for which sales have commenced with the related costs being amortized over the estimated useful life (17 years) of the patent. Management has determined that estimated future cash flows from this product will be sufficient to recover the capitalized basis of the costs associated with that patent. The other patents for which costs have been capitalized are considered to have continued viability according to management of the Company with no significant events occurring which would impair the value of the capitalized costs associated with the individual patents.

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

       Patent and trademark costs incurred are as follows:
                                                  March 31,       December 31,
                                                    2000              1999
                                                 (Unaudited)

             Patents                              $  495,454     $  485,552
             Trademarks                               11,961         11,961

             Subtotal                                507,415        497,513
             Less accumulated amortization            (5,581)        (5,259)

             Total                               $   501,834     $  492,254

       Amortization expense for the three months ended March 31, 2000 and 1999 was $322.

      d.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

       e. Cash and Cash Equivalents

       For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

       f. Income Taxes

       No provision for federal income taxes has been made at March 31, 2000 due to accumulated operating losses. The Company has accumulated approximately $15,000,000 of net operating losses as of March 31, 2000, which may be used to reduce taxable income and income taxes in future years.
       The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire as follows:

                        Year of                                 Net Operating
                       Expiration                                    Loss

                        2006                                    $       8,667
                        2007                                          269,551
                        2008                                          802,338
                        2009                                          960,966
                        2010                                        1,162,772
                        2011                                        1,498,725
                        2012                                        2,092,689
                        2018                                        1,252,501
                        2019                                        1,687,621
                        2020                                        4,547,349

                                                                $  14,283,179

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


           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               March 31, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

       i.  Inventory

       Inventory is carried at the lower of cost or market value using the first-in, first-out method.

       j.  Basic Loss Per Share
                                          For the Three Months Ended
                                                    March 31,
                                               2000           1999

        Basic loss per share from continuing operations:

          Income (loss) - numerator      $  (3,167,395) $   (213,402)
          Shares - denominator              53,409,477    34,502,734
          Per share amount               $       (0.06) $      (0.01)

        Basic loss per share from discontinued operations:

          Income (loss) - numerator      $  (1,379,954) $      7,818
          Shares - denominator              53,409,477    34,502,734
          Per share amount               $       (0.03) $       0.00

        The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Shares to be issued from warrants and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

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

        m. Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company and its Subsidiaries to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
              March 31, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

        n.  Accounts Receivable

        Accounts receivable are shown net of the allowance for doubtful accounts of $-0- at March 31, 2000 and December
        31, 1999.

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

        p.  Reclassification

        Certain reclassifications have been made to the December
        31,1999 balance sheet to conform to the current period's presentation.

NOTE 2 - PAYABLE - SHAREHOLDERS

        From time to time, the Company receives advances from certain shareholders. The company also advances funds to shareholders. The outstanding balances of these advances fluctuates during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At March 31, 2000, the balance payable to shareholders totaled $18,456. At December 31, 1999, the balance payable to shareholders totaled $67,230.

NOTE 3 - DEBENTURES PAYABLE - RELATED PARTIES

        The Company also has notes payable (debentures) to various shareholders in the aggregate of $-0- and $92,000 at March 31, 2000 and December 31, 1999, respectively. The balance of $92,000 was converted into 180,000 shares of common stock during the first quarter of 2000.



          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               March 31, 2000 and December 31, 1999

NOTE 4 - STOCK SUBSCRIPTION RECEIVABLE

        During 1999, the Company issued 5,555,555 shares of common stock for $1,000,000. Payment for the common stock was made with a non-interest bearing promissory note. Those shares are being held in escrow as collateral until the note is paid. As of March 31, 2000, $500,000 on the note had been paid.

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

NOTE 5 - NOTES PAYABLE - SHAREHOLDERS

        Notes payable - shareholders consisted of the following:
                                                        March 31,   December 31,
                                                          2000          1999
                                                       (Unaudited)
         Note payable to Richard L. Apel, unsecured, dated
         November 2, 1993 at 8%; principal and interest
         delinquent since August 18, 1994.                 $   -      $ 12,500

         Note payable to Cynthia F. Vatz, unsecured, dated
         October 19, 1993 at 8%; principal and interest
         delinquent since August 18, 1994.                   12,500     12,500

                   Total                                     12,500     25,000

                   Less current portion                     (12,500)   (25,000)

                   Total long-term portion                 $   -      $   -

        The note payable is technically in default. The related note holder has not demanded repayment however the Company is in the process of locating this shareholder and negotiating repayment terms.

NOTE 6 - COMMON STOCK

        During 1999, the Company issued 324,477 shares of its common stock in satisfaction of accrued wages of $90,000. The Company issued 1,435,000 shares of its common stock to convert $303,000 of debentures payable. The Company issued 3,305,737 shares of its common stock for services and interest expense. The shares issued for services and interest were valued at the trading price of the common stock on the date the shares were issued. The Company issued 3,388,443 shares of its common stock for cash of $521,135. The Company issued 8,889 shares of its common stock from the exercise of warrants for cash of $10,000. Finally, certain officers and directors of the Company canceled 972,214 shares of common stock and the shares were reissued to convert a portion of the debentures payable.


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
              March 31, 2000 and December 31, 1999

NOTE 6 - COMMON STOCK (Continued)

        During 2000, the Company issued 738,500 shares of its common stock in satisfaction for debentures and notes payable of $144,500. The Company issued 2,783,464 shares of its common stock for services. The services were valued at the trading price of the common stock on the date the shares were issued. The Company issued 2,888,332 shares of its common stock for cash at approximately $0.24 per share. Finally, the Company issued 188,833 shares of its common stock from the exercise of warrants for cash of $83,333.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

        Any additional compensation to these employees is to be in the form of an annual cash bonus or the granting of stock and/or stock options at the discretion of the Board of Directors. The cash bonus is not designed to exceed 50% of their annual compensation and stock bonuses are not designed to exceed 100% of their annual compensation. However, additional compensation may be awarded by the Board of Directors under the terms of the employment contracts.

        Medisys entered into a lease agreement with a related party for its office space located in Louisiana. The lease is for a period of one year at a rate of $900 per month, expiring in September 2000.

        Legal Issues

        On March 16, 2000, the Company filed a Complaint against Brett Phillips, Elbert Carl Anderson, William H. Morris, Marilyn Morris and Barbara Larkins in the United States District Court in and for the Middle District of Louisiana, alleging various securities law violations and related claims in connection with the 1998 acquisition by the Company from the defendants of Phillips Pharmatech Labs, Inc. The Company is seeking recission of the acquisition, damages and other relief. The Company anticipated that these defendants would file various retaliatory claims.
        The Company believes that the suit filed is in the best interests of the shareholders and that it should not interfere with the core focus and business of the Company.


          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
              March 31, 2000 and December 31, 1999

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

        Legal Issues (Continued)

        On May 9, 2000, E. Carl Anderson, William Morris and Brett Phillips, filed a derivative action lawsuit in the United States District Court, Middle District of Florida, cash number 8:00CV905-T 24F against the Company and the current directors of the Company. The action was filed by Messrs. Anderson, Morris and Phillips acting by and in behalf of the Company. The complaint alleges corporate waste in the form of excessive salaries and bonuses and other alleged wastes related to Phillips. The Complaint seeks injunctive relief and damages. Each of the plaintiffs in this action is also a defendant in the lawsuit previously filed by the Company on March 16, 2000 referenced above. The Company has not yet responded to the complaint and has not determined whether the action could cause material damages to the Company.

        Phillips is a party to various other legal proceedings. These primarily involve commercial claims and one action involves a former employee. The Company cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, the Company believes that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition. There is a possibility that due to Phillips discontinuing its operations, both Phillips and the Company could be the subject of future actions.

        Manufacturing Agreement

        On January 19, 2000, the Company entered into a manufacturing agreement for the production of the Company's patented syringes. The Company has agreed to pay $500,000 cash and issue 7,000,000 shares of its common stock as part of the agreement. At March 31, 2000, $300,000 had been paid and 1,500,000 shares had been released from escrow as payment. The remaining 5,500,000 shares have been issued and have been classified as a prepaid expense because the services had not yet been performed at March 31, 2000.

NOTE 8 - CONVERTIBLE DEBENTURES

        The Company received a $2,000,000 face value 6% convertible debenture due August 31, 2001. $1,000,000 of the debenture was received on February 28, 2000 which represents the balance due at March 31, 2000. An additional $500,000 will be received within five days of the filing of the registration statement and the final $500,000 will be received within five days of when the registration statement becomes effective. The conversion price of the debentures is the lower of 85% of the market price of the Company's common stock at the conversion date or $2.00.
        The conversion discount of 15% will be charged to interest expense and $150,000 has been expensed during the three months ended March 31, 2000. The Company also issued warrants to purchase 125,000 shares of the Company's common stock at an exercise price of $2.00 per share.

          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
              March 31, 2000 and December 31, 1999


NOTE 9 - COMMON STOCK WARRANTS

        As of March 31, 2000, the Company had outstanding warrants for the issuance of common stock as follows:

         Number of     Date   Expiration      Exercise         Estimated
         Warrants    Issued     Dates          Prices           Proceeds

          300,000      1995         2005            $2.6250 $     787,500
        2,684,432      1996    2000-2001  $1.0000 - $4.2500     6,506,741
          977,737      1997    2000-2002  $0.6875 - $1.8750     1,188,211
        5,194,322      1998    2000-2005  $0.2500 - $4.2500     9,929,502
        1,514,525      1999    2001-2002  $0.4000 - $0.7500       748,263
        3,298,002      2000         2003  $0.5000 - $2.0000     4,551,710
       13,969,018                                            $ 23,711,927

        During 1999, the Company completed private placements of common stock wherein the purchaser of one share of the Company's common stock received one-half (1/2) a warrant to purchase common stock at prices ranging from $0.50 to $0.75 per share. The Company issued 1,244,525 common stock warrants pursuant to these private placements. The Company also issued 270,000 common stock warrants as bonuses to certain officers and directors of the Company exercisable at $0.40 per share. All common stock warrants issued in 1999 had exercise prices at or above the trading price of the shares.

        During the first quarter of 2000, the Company completed private placements of common stock wherein the purchaser of one share of the Company's common stock received one-half (1/2) a warrant to purchase common stock at prices ranging from $0.50 to $0.75 per share, which was at or above the trading price of the shares. The Company issued 1,444,166 common stock warrants pursuant to these private placements. The Company also issued 103,836 common stock warrants as additional compensation for services rendered during the quarter exercisable at $0.50 per share. These warrants were issued at $1.375 below the trading price of the shares on the date of issuance and the difference has been expensed in the current period. Finally, an additional 1,625,000 warrants to purchase common stock of the Company at an exercise price of $2.00 per share were issued as additional compensation for the financing arrangement entered into during the quarter. These warrants were issued at exercise prices at or above the trading price of the shares.



          MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
              March 31, 2000 and December 31, 1999

NOTE 10 - GOING CONCERN

        The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, relating to its research and development efforts and has had no significant operating revenues until the acquisition of Phillips in December 1998. In 1999, the Company was able to raise working capital through the private placement of its common stock. The Company has now closed a private placement of combined debt and equity of up to $14,000,000 for operating capital of which $1,000,000 has been received in 2000. The Company believes cash flow projections now show the Company's reserves should be adequate to cover its operating needs as well as its needs for the expansion of its research and development projects and for the initial commercialization of its proprietary products. The Company also expects to generate additional revenue from the sales of its proprietary products.

NOTE 11 - SUBSEQUENT EVENTS

        On May 18, 2000, Phillips ceased all operations.  The
        following is a summary of the loss from discontinued
        operations resulting from the elimination of the operations of Phillips.  The financial statements have been
        retroactively restated to reflect this event.   The Company
        has established a reserve for discontinued operations of $1,726,923 which consists of net liabilities in excess of recoverable assets at March 31, 2000. No tax benefit has been attributed to the discontinued operations.
                                                            March 31,
                                                       2000          1999

        NET SALES                                  $   300,431   $  717,112

        OPERATING EXPENSES

         Cost of sales                                 267,480      502,821
         General and administrative                    172,775      182,162
         Depreciation                                   20,066       17,154

          Total Operating Expenses                     460,321      702,137

        INCOME (LOSS) FROM OPERATIONS                 (159,890)      14,975

        OTHER INCOME (EXPENSES)

         Loss on write down of assets               (1,212,418)        -
         Interest expense                               (7,646)      (7,157)

          Total Other Income (Expense)              (1,220,064)      (7,157)

        INCOME (LOSS) BEFORE INCOME TAXES           (1,379,954)       7,818

        INCOME TAXES                                      -            -

    INCOME (LOSS) FROM
    DISCONTINUED OPERATIONS                        $(1,379,954)    $  7,818



Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

    On May 18, 2000, Phillips Pharmatec Labs, Inc. ("Phillips"),
a wholly owned subsidiary of Medisys Technologies, Inc. (the"Company"), ceased all operations. Accordingly, the Company has eliminated the operations of Phillips from its financial results and its financial statements have been retroactively
restated to reflect this event.   The Company has established a
reserve for discontinued operations of $1,726,923 which consists of net liabilities in excess of recoverable assets at March 31, 2000.

    Without Phillips' results, the Company had only nominal revenues of $623 for the for the three month period ("first quarter") ended March 31, 2000 compared to $1,773 for the comparable 1999 period. The Company does not expect a significant increase in revenues until it begins full commercial marketing of one or more of its products, which is expected for introduction in the fourth quarter of 2000. During the first quarter of 2000, the Company expended $1,639,435 for product research and development, a sharp increase from the $42,651 expended in the 1999 period. The increase is due to finalizing the CoverTipTM technology in preparation for commercial release and to secure additional intellectual property rights. Selling, general and administrative expenses increased to $1,368,594 for the first quarter of 2000 compared to $138,042 for the first quarter of 1999, primarily due to stock issued for services, salaries and warrants issued below current market price.

    The operating loss for the first quarter of 2000 was $3,011,940 compared to a loss of $183,602 for the 1999 period.
This is attributed to increased research and development costs, stock issued for services, product manufacturing and increased general and administrative expenses. Also, interest expense increased to $162,000 for the first quarter of 2000 compared to $30,052, primarily due to conversion discount on debentures issued. Because of the Phillips closure, the Company recognized a loss from discontinued operations of $1,379,954 for the first quarter of 2000, resulting in a net loss for the quarter of $4,547,349, or $0.09 per share.

    Prior to ceasing operations, Phillips had net sales of $300,431 for the first quarter of 2000 compared with $717,112 for the same period in 1999. Cost of sales decreased to $267,480 for the first quarter of 2000 from $502,821 in the 1999 period, reflecting the decrease in sales. General and administrative expenses decreased to $172,775 for the first quarter of 2000 from $182,162 in the 1999 first quarter. Phillips also recorded a loss on the write down of assets or $1,212,418 for the first quarter of 2000 related to its ceasing operations. Phillips' net loss for the first quarter of 2000 was $1,379,954 compared to net income of $7,818 for the 1999 period. The Company has not completed an assessment of whether the operations may recommence or what further potential material losses may occur as a result of the Phillips closing.

Liquidity and Capital Resources

   The Company has historically derived its working capital from financing activities, including private loans and raising capital through the sale of securities. Working capital at March 31, 2000 was a negative $590,596 compared to a negative $548,350 at December 31, 1999. Cash used by operating activities for the first quarter of 2000 was $1,081,243, compared to $41,737 for the 1999 period. This is primarily attributed to the net loss for the quarter and was partially offset by common stock issued for services and interest of $1,903,711 and the $1,212,418 write down from Phillips discontinuing operations. Also during the first quarter of 2000, the Company realized $2,173,309 from financing activities, primarily due to $1,098,750 realized from the sale of common stock and $1,000,000 from the issuance of a convertible debenture.

         At March 31, 2000, the Company had cash of $1,315,550 compared to $245,305 at December 31, 1999. The increase in cash is due to the sale of stock and issuance of the debenture. Also at March 31, 2000, the Company had total assets of $1,870,228 and stockholders' deficit of $1,067,815. In comparison, at December 31, 1999 the Company had total assets of $781,677 and total stockholders' deficit of $43,535. The increase in stockholders' deficit is directly related to the discontinued operations of Phillips.

         Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations through the end of 2000.

         The Company intends to acquire additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. Through March 31, 2000, the Company entered into a firm agreement for the acquisition of up to $14 million of capital from private sources. Through May 15, 2000, the Company had realized $1,500,000 of this funding. Initial proceeds are being used primarily to begin the production and commercial launch of the Company's lead product, the CoverTipTM, and for general corporate expenses. Additional funds, as realized, will be used for the development of SofDrawTM , PreSafTM and other general corporate business.

         If additional funding is not realized or if the Company is unable to commercially market its products under development, it could experience a further need for cash during fiscal 2000. In this event, the Company could experience further losses and may be forced to curtail operations or postpone product development and expansion plans. The Company's continuation as a going concern is directly dependent upon its ability to market its products under development and to realize additional funds from its current financing.

Net Operating Loss

         The Company has accumulated approximately $15,000,000 of net operating loss carryforwards as of March 31, 2000, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the period ended March 31, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

         The Year 2000 issue results from a computer industry-wide practice of representing years with only two digits instead of four. Beginning in the year 2000, date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (2000 or 1900). As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such Year 2000 requirements.

         Through March 31, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue nor has it been made aware of or experienced date related problems with any third-party software. Although it appears that the Year 2000 issue will not have a significant adverse effect on the Company, it continues to monitor the Year 2000 compliance of its internal systems. Undetected errors in its internal systems that may be discovered in the future could have a material adverse effect on its business, operating results or financial condition.

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

                             PART II

Item 1.  Legal Proceedings

         On March 16, 2000, the Company filed a Complaint against Brett Phillips, Elbert Carl Anderson, William H. Morris, Marilyn Morris and Barbara Larkins in the United States District Court in and for the Middle District of Louisiana, alleging various securities law violations and related claims in connection with the 1998 acquisition by the Company from the defendants of Phillips
Pharmatech Labs, Inc. The Company is seeking recission of the acquisition, damages and other relief. The Company anticipated that these defendants would file various retaliatory claims. The Company believes that the suit filed is in the best interests of the shareholders and that it should not interfere with the core focus and business of the Company.

         On May 9, 2000, E. Carl Anderson, William Morris and Brett Phillips, filed a derivative action lawsuit in the United States District Court, Middle District of Florida, case number
8:00CV905-T 24F, against the Company and the current directors of the Company. The action was filed by Messrs. Anderson, Morris and Phillips acting by and in behalf of the Company. The complaint alleges corporate waste in the form of excessive salaries and bonuses and other alleged wastes related to Phillips. The complaint seeks injunctive relief and damages. Each of the plaintiffs in this action is also a defendant in the lawsuit previously filed by the Company on March 16, 2000 referenced above. The Company has not yet responded to the complaint and has not determined whether the action could cause material damages to the Company.

         Phillips is a party to various other legal proceedings. These primarily involve commercial claims and one action involves a former employee. The Company cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty.
Nevertheless, the Company believes that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition. There is a possibility that due to Phillips discontinuing its operations, both Phillips and the Company could be the subject of future actions.

Item 2.  Changes in Securities and Use of Proceeds

         During the three month period ended March 31, 2000, the Company issued an aggregate of 11,949,129 shares of authorized, but previously unissued common stock. Of this amount, (i) 2,783,464 shares were issued in exchange for services rendered valued at $.68 per share; (ii) 2,888,332 shares were issued for cash of $698,750, or $0.24 per share; (iii) 5,500,000 shares were issued for prepaid service involving the acquisition of manufacturing capabilities for the CoverTipTM safety syringe, valued at $0.36 per share; (iv) 188,833 shares issued upon exercise of common stock warrants at an average of $0.44 per share; and (v) 588,500 shares for the conversion of debentures and notes payable and valued at $0.25 per share. Proceeds realized from the cash sales for general Company operations including reduction of debt, and developing and initial marketing of the CoverTipTM.

         The above issuances of shares were made in private transactions to persons having received information concerning the Company and its business operations. Accordingly, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Act"), provided by Sections 4(2) and 3(a)(9) of the Act.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submissions of Matters to a Vote of Security Holders

         This Item is not applicable to the Company.







Item 5.  Other Information

         This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three month period ended March 31, 2000.


                            SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEDISYS TECHNOLOGIES, INC.



                                       BY:  /S/ Edward P. Sutherland
                                            EDWARD P. SUTHERLAND
                                            Chairman, Chief Executive
                                            Officer, Treasurer and
                                            Director
                                       DATE:  May 26, 2000



                                       BY:  /S/ Kerry Frey
                                            KERRY FREY
                                            President, Chief
                                            Operating and
                                            Director
                                       DATE:  May 26, 2000