Form 10QSB/A
period 2000-03-31
MEDISYS TECHNOLOGIES INC
filed 2000-06-12
CIK 898128

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












                   Medisys Technologies, Inc.

               Consolidated Financial Statements

              March 31, 2000 and December 31, 1999













           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets


                              ASSETS

                                                    March 31,     December 31,
                                                      2000             1999
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                             $ 1,315,550    $   290,269
  Accounts receivable, net (Note 1)                        340        222,100
  Accounts receivable, related parties                    -            50,572
  Advances                                               2,500          2,500
  Inventory (Note 1)                                     7,729        396,601
  Prepaid expenses                                      21,328         21,802

   Total Current Assets                              1,347,447        983,844

FIXED ASSETS (Note 1)

  Computers and equipment                               54,455         73,341
  Machinery and equipment                                 -           301,087
  Buildings and improvements                             2,195        463,803
  Furniture and fixtures                                34,410         50,248
  Vehicles                                                -            19,915
  Accumulated depreciation                             (70,948)      (314,751)

   Total Fixed Assets                                   20,112        593,643

OTHER ASSETS

  Deposits                                                 835         36,039
  Patent and trademark costs, net (Note 1)             501,834        492,254

   Total Other Assets                                  502,669        528,293

   TOTAL ASSETS                                    $ 1,870,228    $ 2,105,780



           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    March 31,     December 31,
                                                       2000            1999
                                                    (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                 $    70,328    $   924,490
  Customer deposits                                       -            94,096
  Accrued expenses                                     109,836        261,786
  Payable - shareholders (Note 2)                       18,456        140,758
  Notes payable - current portion (Note 8)                -            56,695
  Notes payable - shareholders (Note 5)                 12,500         25,000
  Line of credit                                          -           250,000
  Reserve for discontinued operations (Note 11)       1,726,923          -
  Debentures payable - related parties (Note 3)            -           92,000

   Total Current Liabilities                         1,938,043      1,844,825

LONG-TERM DEBT

  Notes and debentures payable (Note 8)              1,000,000        304,490

   Total Long-Term Debt                              1,000,000        304,490

   TOTAL LIABILITIES                                 2,938,043      2,149,315

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 100,000,000 shares
   authorized of $0.0005 par value, 59,004,773
   and 47,055,644 shares issued and outstanding,
   respectively                                         29,502         23,527
  Additional paid-in capital                        15,825,362     10,743,768
  Stock subscriptions receivable (Note 4)             (675,000)    (1,075,000)
  Prepaid expenses (Note 7)                         (1,964,500)          -
  Accumulated deficit                              (14,283,179)    (9,735,830)

   Total Stockholders' Equity (Deficit)             (1,067,815)       (43,535)

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                               $ 1,870,228    $ 2,105,780



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

Liquidity and Capital Resources

         The Company has historically derived its working capital from financing activities, including private loans and raising capital through the sale of securities. Working capital at March 31, 2000 was
a negative $590,596 compared to a negative    $860,981     at December
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

         At March 31, 2000, the Company had cash of $1,315,550 compared to
   $290,269     at December 31, 1999.  The increase in cash is due to
the sale of stock and issuance of the debenture.  Also at March 31,
2000, the Company had total assets of $1,870,228 and stockholders'
deficit of $1,067,815.  In comparison, at December 31, 1999 the Company
had total assets of    $2,105,780     and total stockholders' deficit of
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


                                            MEDISYS TECHNOLOGIES, INC.



                                       BY:  /S/ Edward P. Sutherland
                                            EDWARD P. SUTHERLAND
                                            Chairman, Chief Executive
                                            Officer, Treasurer and
                                            Director
                                       DATE:  June 12, 2000



                                       BY:  /S/ Kerry Frey
                                            KERRY FREY
                                            President, Chief Operating and
                                            Director
                                       DATE:  June 12, 2000