Form 10QSB
period 2000-06-30
MEDISYS TECHNOLOGIES INC
filed 2000-08-21
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2000

  [ ]     Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

         Commission File Number   0-21441

                           MEDISYS TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

               Utah                                       72-1216734
  -------------------------------                    --------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

               144 Napoleon Street, Baton Rouge, Louisiana, 70802
                    (address of principal executive officers)

Issuer's telephone number:  (225) 343-8024

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

          Class                               Outstanding as of June 30, 2000
---------------------------                   -------------------------------
     Common Stock,                                      59,318,623
Par Value $0.0005 per value

Transitional Small Business Disclosure Format (check one):
Yes [ ];  No [X]



                           MEDISYS TECHNOLOGIES, INC.
                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

                                                                          PART I

Item 1.                  Financial Statements........................................................        3

Item 2.                  Management's Discussion and Analysis or Plan
                         of Operation................................................................       21

                                                                         PART II

Item 1.                  Legal Proceedings...........................................................       24

Item 2.                  Changes in Securities and Use of Proceeds...................................       26

Item 3.                  Defaults Upon Senior Securities.............................................       26

Item 4.                  Submissions of Matters to a Vote of Security
                         Holders.....................................................................       26

Item 5.                  Other Information...........................................................       27

Item 6.                  Exhibits and Reports on Form 8-K............................................       27

                         SIGNATURES..................................................................       28

                                     PART I

Item 1.  Financial Statements

         The following unaudited Financial Statements for the period ended June 30, 2000, have been prepared by the Company.

                           Medisys Technologies, Inc.

                        Consolidated Financial Statements

                       June 30, 2000 and December 31, 1999

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                      June 30,      December 31,
                                                       2000             1999
                                                    -----------     -----------
                                                    (Unaudited)
CURRENT ASSETS

   Cash                                             $ 1,390,469     $   290,269
   Accounts receivable, net (Note 1)                        608         222,100
   Accounts receivable, related parties                    --            50,572
   Advances                                               2,500           2,500
   Inventory (Note 1)                                     7,729         396,601
   Prepaid expenses                                      21,328          21,802
                                                    -----------     -----------
     Total Current Assets                             1,422,634         983,844
                                                    -----------     -----------

FIXED ASSETS (Note 1)

   Computers and equipment                               59,931          73,341
   Machinery and equipment                                 --           301,087
   Buildings and improvements                             2,195         463,803
   Furniture and fixtures                                34,410          50,248
   Vehicles                                                --            19,915
   Accumulated depreciation                             (75,638)       (314,751)
                                                    -----------     -----------
     Total Fixed Assets                                  20,898         593,643
                                                    -----------     -----------

OTHER ASSETS

   Deposits                                                 835          36,039
   Patent and trademark costs, net (Note 1)             539,562         492,254
                                                    -----------     -----------
     Total Other Assets                                 540,397         528,293
                                                    -----------     -----------

     TOTAL ASSETS                                   $ 1,983,929     $ 2,105,780
                                                    ===========     ===========



                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                                   June 30,              December 31,
                                                                                    2000                     1999
                                                                                ------------             ------------
                                                                                (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                                             $     16,474             $    924,490
   Customer deposits                                                                    --                     94,096
   Accrued expenses                                                                  107,056                  261,786
   Payable - shareholders (Note 2)                                                    18,456                  140,758
   Notes payable - current portion                                                      --                     56,695
   Notes payable - shareholders (Note 5)                                              12,500                   25,000
   Line of credit                                                                       --                    250,000
   Reserve for discontinued operations (Note 11)                                   1,726,923                     --
   Debentures payable - related parties (Note 3)                                        --                     92,000
                                                                                ------------             ------------
     Total Current Liabilities                                                     1,881,409                1,844,825
                                                                                ------------             ------------

LONG-TERM DEBT

   Notes payable                                                                        --                    304,490
   Debentures payable (Note 8)                                                     2,000,000                     --
                                                                                ------------             ------------
     Total Long-Term Debt                                                          2,000,000                  304,490
                                                                                ------------             ------------
     TOTAL LIABILITIES                                                             3,881,409                2,149,315
                                                                                ------------             ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 100,000,000 shares
    authorized of $0.0005 par value, 59,318,623 and
    47,055,644 shares issued and outstanding, respectively                            29,659                   23,527
   Additional paid-in capital                                                     16,322,077               10,743,768
   Treasury stock (Note 4)                                                          (450,000)                    --
   Stock subscriptions receivable (Note 4)                                          (175,000)              (1,075,000)
   Prepaid expenses (Note 7)                                                      (1,964,500)                    --
   Accumulated deficit                                                           (15,659,716)              (9,735,830)
                                                                                ------------             ------------
     Total Stockholders' Equity (Deficit)                                         (1,897,480)                 (43,535)
                                                                                ------------             ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                          $  1,983,929             $  2,105,780
                                                                                ============             ============




                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                         From
                                                                                                   Inception of the
                                                                                                     Development
                                                                                                       Stage on
                                                  For the                       For the                April 1,
                                               Three Months Ended             Six Months Ended       2000 Through
                                                  June 30,                       June 30,                June 30,
                                          2000              1999          2000            1999           2000
                                        -----------    -----------    -----------    -----------    -----------


REVENUES                                $        37    $       135    $       660    $     1,908    $        37
                                        -----------    -----------    -----------    -----------    -----------

OPERATING EXPENSES

  Cost of sales                                --             --              679            403           --
  Product research and development          267,951         33,749      1,907,386         76,400        267,951
  Depreciation and amortization               5,012          2,603          8,867          6,882          5,012
  Selling, general and administrative       904,460        122,297      2,273,054        260,339        904,460
                                        -----------    -----------    -----------    -----------    -----------

     Total Operating Expenses             1,177,423        158,649      4,189,986        344,024      1,177,423
                                        -----------    -----------    -----------    -----------    -----------

OPERATING LOSS                           (1,177,386)      (158,514)    (4,189,326)      (342,116)    (1,177,386)
                                        -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES)

  Interest income                            10,821           --           17,366            252         10,821
  Interest expense                         (166,520)          (647)      (328,520)       (30,699)      (166,520)
                                        -----------    -----------    -----------    -----------    -----------

     Total Other Income (Expenses)         (155,699)          (647)      (311,154)       (30,447)      (155,699)
                                        -----------    -----------    -----------    -----------    -----------

LOSS FROM CONTINUING
 OPERATIONS BEFORE INCOME
 TAXES                                   (1,333,085)      (159,161)    (4,500,480)      (372,563)    (1,333,085)

INCOME TAXES                                   --             --             --             --             --
                                        -----------    -----------    -----------    -----------    -----------

LOSS FROM CONTINUING
 OPERATIONS                              (1,333,085)      (159,161)    (4,500,480)      (372,563)    (1,333,085)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 11)                       (43,452)       (25,774)    (1,423,406)       (17,956)       (43,452)
                                        -----------    -----------    -----------    -----------    -----------

NET LOSS                                $(1,376,537)   $(184,935)     $(5,923,886)   $  (390,519)   $(1,376,537)
                                        ===========    ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE (Note 1)

  Loss from continuing operations       $     (0.02)   $     (0.00)   $     (0.08)   $     (0.01)          --
  Loss from discontinued operations           (0.00)         (0.00)         (0.03)         (0.00)          --
                                        -----------    -----------    -----------    -----------    -----------

    Basic Loss Per Share                $     (0.02)   $     (0.00)   $     (0.11)   $     (0.01)          --
                                        ===========    ===========    ===========    ===========    ===========



                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                               Additional                  Stock
                                         Common Stock           Paid-In     Treasury    Subscription   Prepaid        Accumulated
                                   Shares           Amount      Capital       Stock      Receivable    Expenses         Deficit
                                 -------------   -----------  -------------   ------   -------------  ------------  --------------

Balance, December 31, 1998        34,009,757    $    17,004    $ 8,122,813    $--       $  (175,000)      $--          $(8,048,209)

Common stock issued for
 subscription receivable           5,555,555          2,778        997,222     --        (1,000,000)       --               --

Common stock issued for
 services rendered                 2,121,619          1,061        424,282     --              --          --               --

Common stock issued for
 accrued wages                       324,477            162         89,838     --              --          --               --

Common stock canceled               (972,214)          (486)           486     --              --          --               --

Common stock issued to
 convert debentures payable        1,435,000            717        302,283     --              --          --               --

Issuance of common stock
 from exercise of common
 stock warrants                        8,889              5          9,995     --              --          --               --

Common stock issued for
 interest expense                  1,184,118            592        277,408     --              --          --               --

Common stock issued for cash       3,388,443          1,694        519,441     --              --          --               --

Cash received on stock
 subscription receivable                --             --             --       --           100,000        --               --

Net loss for the year ended
 December 31, 1999                      --             --             --       --              --          --           (1,687,621)
                                 -------------   -----------  -------------   ------   -------------  ------------  --------------

Balance, December 31, 1999        47,055,644    $    23,527    $10,743,768    $--       $(1,075,000)      $--          $(9,735,830)
                                 -------------   -----------  -------------   ------   -------------  ------------  --------------

                                       -7-



                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                             Common Stock           Paid-In      Treasury   Subscription   Prepaid      Accumulated
                                        Shares          Amount      Capital       Stock      Receivable    Expenses       Deficit
                                     -------------   -----------  -------------   ---------   ----------  ------------  ------------


Balance, December 31, 1999            47,055,644   $    23,527   $10,743,768   $     --      $(1,075,000) $     --     $ (9,735,830)

Common stock issued for cash
 (unaudited)                           2,888,332         1,444       697,306         --           --            --             --

Issuance of common stock
 from exercise of common
 stock warrants (unaudited)              188,833            95        83,238         --           --            --             --

Common stock issued to
 convert debentures and
 notes payable (unaudited)               588,500           294       144,206         --           --            --             --

Common stock issued for
 services rendered (unaudited)         3,097,314         1,549     2,249,034         --           --            --             --

Cash received on stock
 subscription receivable
 (unaudited)                                --            --            --           --          450,000        --             --

Repurchase common stock for
 stock subscription receivable
 (unaudited)                                --            --            --         (450,000)     450,000        --             --

Warrants issued below

 market value (unaudited)                   --            --         142,775         --           --            --             --

Conversion discount on
 debentures (see Note 10)
 (unaudited)                                --            --         300,000         --           --            --             --

Common stock issued for
 prepaid services (unaudited)          5,500,000         2,750     1,961,750         --           --       (1,964,500)          --

Net loss for the six months ended
 June 30, 2000 (unaudited)                  --            --            --           --           --            --       (5,923,886)
                                     -------------   -----------  -------------   ---------   ----------  ------------  ------------

Balance, June 30, 2000 (unaudited)    59,318,623   $    29,659   $16,322,077   $   (450,000) $  (175,000) $(1,964,500) $(15,659,716)
                                     -------------   -----------  -------------   ---------   ----------  ------------  ------------



                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                   From
                                                                                                             Inception of the
                                                                                                               Development
                                                                                                                Stage on
                                                              For the                       For the              April 1,
                                                         Three Months Ended             Six Months Ended       2000 Through
                                                             June 30,                       June 30,             June 30,
                                                      2000              1999          2000            1999         2000
                                                   -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES

      Net loss                                     $(1,376,537)   $  (184,934)   $(5,923,886)   $  (390,518)   $(1,376,537)
      Adjustments to reconcile net income
       to net cash used by operating activities:
        Common stock issued for services
          and interest                                 346,872         21,500      2,250,583        100,286        346,872
        Assets written down from
          discontinued operations                         --             --        1,212,418           --             --
      Depreciation and amortization                      5,012          2,603          8,867          6,882          5,012
        Loss on disposal of assets                        --            3,053           --            3,053           --
      Warrants issued below market value                  --             --          142,775           --             --
         Conversion discount on debentures             150,000           --          300,000           --          150,000
      Changes in operating assets and
        liabilities:
      (Increase) decrease in accounts
          receivable                                      (268)           188           (608)         2,148           (268)
      (Increase) decrease in inventory                    --             --             --           (2,564)          --
        (Increase) decrease in deposits                   --             --             --           (4,000)          --
      Increase (decrease) in accounts
          payable                                      (53,854)        17,324        (48,375)        20,548        (53,854)
      Increase (decrease) in accrued
          expenses                                      (2,780)        90,553       (122,108)       180,532         (2,780)
        Increase (decrease) in reserve
          for discontinued operations                     --           25,573        167,536         17,756           --
                                                   -----------    -----------    -----------    -----------    -----------

      Net Cash Used by Operating

           Activities                                 (931,555)       (24,140)    (2,012,798)       (65,877)      (931,555)
                                                   -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES

      Increase in patent costs                         (38,050)       (20,298)       (47,952)       (30,314)       (38,050)
      Purchase of fixed assets                          (5,476)          --          (17,395)          --           (5,476)
                                                   -----------    -----------    -----------    -----------    -----------

     Net Cash Used by Investing Activities             (43,526)       (20,298)       (65,347)       (30,314)       (43,526)
                                                   -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES

      Proceeds (payments) from payable
        - shareholders                                    --           16,200         (8,774)        20,770           --
      Proceeds from the issuance of
        common stock                                      --           25,000        698,750         43,000           --
      Payments received on stock subscription
       receivable                                       50,000           --          450,000           --           50,000
      Proceeds from the exercise of warrants              --             --           83,333         10,000           --
      Proceeds from debentures payable               1,000,000           --        2,000,000           --        1,000,000
                                                   -----------    -----------    -----------    -----------    -----------

      Net Cash Provided by Financing

         Activities                                $ 1,050,000    $    41,200    $ 3,223,309    $    73,770    $ 1,050,000
                                                   -----------    -----------    -----------    -----------    -----------



                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                                      From
                                                                                                                   From
                                                                                                             Inception of the
                                                                                                               Development
                                                                                                                Stage on
                                                              For the                       For the              April 1,
                                                         Three Months Ended             Six Months Ended       2000 Through
                                                             June 30,                       June 30,             June 30,
                                                      2000              1999       2000            1999         2000
                                                   -----------    -----------    -----------    -----------    -----------
      NET INCREASE (DECREASE)
       CASH AND CASH EQUIVALENTS                    $   74,919   $   (3,238)  $1,145,164       $   (22,421)    $    74,919

      CASH AND CASH EQUIVALENTS
       AT BEGINNING OF PERIOD                        1,315,550        5,839      245,305            25,022       1,315,550
                                                   -----------    -----------    -----------    -----------    -----------

      CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                             $1,390,469   $    2,601   $1,390,469        $    2,601     $ 1,390,469
                                                   -----------    -----------    -----------    -----------    -----------

      SUPPLEMENTAL DISCLOSURES
       OF CASH FLOW INFORMATION

CASH PAID FOR

      Income taxes                                  $     --     $     --     $     --          $     --       $      --
      Interest                                      $    8,874   $      647   $   28,520        $      699     $     8,874

NON-CASH FINANCING ACTIVITIES

      Stock issued for services and
         interest expense                           $  346,872   $   21,500   $2,250,583        $  100,286     $   346,872
      Stock issued in payment of
        accrued expenses and
        accounts payable                            $     --     $   30,000   $     --          $   90,000     $      --
      Stock issued to convert
        debentures and notes payable                $     --     $     --     $  144,500        $  115,000     $      --
      Stock issued for prepaid expenses             $     --     $     --     $1,964,500        $     --       $      --
      Repurchase of common stock by
        canceling stock subscription
        receivable                                  $  450,000   $     --     $  450,000        $     --       $ 450,000

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a. Business Organization

              The Company was incorporated on March 17, 1983 under the laws of the State of Utah. The Company subsequently ceased its original business activity in 1985 and thereafter primarily investigated and sought new business opportunities and was reclassified as a development stage company until December of 1998 when it acquired Phillips Pharmatech Labs, Inc. (Phillips). The Company reentered the development stage effective April 1, 2000 as a result of Phillips ceasing all operations (see Note 11).

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

                         Leasehold improvements              5 years
                         Furniture and fixtures              5 years
                         Computers and equipment             5 years

              Depreciation expense for the six months ended June 30, 2000 and 1999 was $8,223 and $6,238, respectively.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

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

              Patent and trademark costs incurred are as follows:

                                                                   June 30,              December 31,
                                                                    2000                  1999
                                                              -----------------     -----------------
                                                                  (Unaudited)

                         Patents                              $         533,504     $         485,552
                         Trademarks                                      11,961                11,961
                                                              -----------------     -----------------

                         Subtotal                                       545,465               497,513
                         Less accumulated amortization                   (5,903)               (5,259)
                                                              -----------------     -----------------

                         Total                                $         539,562     $         492,254
                                                              =================     =================

              Amortization expense for the six months ended June 30, 2000 and 1999 was $644.

              d.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              e. Cash and Cash Equivalents

              For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

              f. Income Taxes

              No provision for federal income taxes has been made at June 30, 2000 due to accumulated operating losses. The Company has accumulated approximately $15,000,000 of net operating losses as of June 30, 2000, which may be used to reduce taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire as follows:

                                  Year of                      Net Operating
                                 Expiration                      Loss
                               --------------              -----------------

                                  2006                     $           8,667
                                  2007                               269,551
                                  2008                               802,338
                                  2009                               960,966
                                  2010                             1,162,772
                                  2011                             1,498,725
                                  2012                             2,092,689
                                  2018                             1,252,501
                                  2019                             1,687,621
                                  2020                             5,923,886
                                                           -----------------

                                                           $      15,659,716

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

                    MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              i.  Inventory

              Inventory is carried at the lower of cost or market value using the first-in, first-out method.

              j.  Basic Loss Per Share

                                                           For the                            For the
                                                       Three Months Ended                 Six Months Ended
                                                           June 30,                           June 30,
                                             ----------------------------------------------------------------------------
                                                   2000             1999              2000              1999
                                             ----------------  ---------------   ---------------  ----------------
                                                 (Unaudited)     (Unaudited)        (Unaudited)       (Unaudited)

              Basic loss per share from
               continuing operations:

                 Income (loss) - numerator   $     (1,333,085) $      (159,161)  $    (4,500,480) $       (372,563)
                 Shares - denominator              59,139,358       35,225,320        56,380,556        34,883,961
                 Per share amount            $          (0.02) $         (0.00)  $         (0.08) $          (0.01)

              Basic loss per share from
               discontinued operations:

                 Income (loss) - numerator   $        (43,452) $       (25,774)  $    (1,423,406) $        (17,956)
                 Shares - denominator              59,139,358       35,225,320        56,380,556        34,883,961
                 Per share amount            $          (0.00) $         (0.00)  $         (0.03) $          (0.00)

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

              l. Credit Risks

              Medisys maintains its cash accounts primarily in one bank in Louisiana. The Federal Deposit Insurance Corporation insures accounts to $100,000. The Company's accounts occasionally exceed the insured amount.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

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

              n.  Accounts Receivable

              Accounts receivable are shown net of the allowance for doubtful accounts of $-0- at June 30, 2000 and December 31, 1999.

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

              p. Unaudited Consolidated Financial Statements

              The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 -      PAYABLE - SHAREHOLDERS

              From time to time, the Company receives advances from certain shareholders. The company also advances funds to shareholders. The outstanding balances of these advances fluctuates during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At June 30, 2000, the balance payable to shareholders totaled $18,456. At December 31, 1999, the balance payable to shareholders totaled $140,758.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 3 -      DEBENTURES PAYABLE - RELATED PARTIES

              The Company also has notes payable (debentures) to various shareholders in the aggregate of $-0- and $92,000 at June 30, 2000 and December 31, 1999, respectively. The balance of $92,000 was converted into 180,000 shares of common stock during the first quarter of 2000.

NOTE 4 -      STOCK SUBSCRIPTION RECEIVABLE

              During 1999, the Company issued 5,555,555 shares of common stock for $1,000,000. Payment for the common stock was made with a non-interest bearing promissory note. Those shares are being held in escrow as collateral until the note is paid. As of June 30, 2000, $550,000 on the note had been paid and the balance of $450,000 was forgiven by the Company in order to repurchase 1,000,000 of the shares of common stock (the Company also received 900,000 common stock warrants). These shares are being held by the Company as treasury stock.

              During  1996,  the Company  issued  100,000  shares of  restricted common stock upon the exercise of common stock warrants representing the same number of shares, having an exercise price of $1.75 per share. Payment for the common stock was made with a non- interest bearing four year promissory note. The related shares are being held by the Company as collateral for the promissory note. The shares have been reflected as issued and outstanding with a corresponding $175,000 stock subscription receivable reflected as a reduction of stockholders' equity.

NOTE 5 -      NOTES PAYABLE - SHAREHOLDERS


              Notes payable - shareholders consisted of the following:

                                                                                 June 30,            December 31,
                                                                                  2000                1999
                                                                            ------------------  ------------------
                                                                                 (Unaudited)
              Note payable to Richard L. Apel, unsecured, dated
               November 2, 1993 at 8%; principal and interest
               delinquent since August 18, 1994.                            $           -       $           12,500

              Note payable to Cynthia F. Vatz, unsecured, dated
               October 19, 1993 at 8%; principal and interest
               delinquent since August 18, 1994.                                        12,500              12,500
                                                                            ------------------  ------------------

                       Total                                                            12,500              25,000

                       Less current portion                                            (12,500)            (25,000)
                                                                            ------------------  ------------------

                       Total long-term portion                              $           -       $           -
                                                                            ==================  ==================

              The note payable is technically in default. The related note holder has not demanded repayment however the Company is in the process of locating this shareholder and negotiating repayment terms.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

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

              During 2000, the Company issued 588,500 shares of its common stock in satisfaction for debentures and notes payable of $144,500. The Company issued 3,097,314 shares of its common stock for services. The services were valued at the trading price of the common stock on the date the shares were issued. The Company issued 2,888,332 shares of its common stock for cash at approximately $0.24 per share. Finally, the Company issued 188,833 shares of its common stock from the exercise of warrants for cash of $83,333.

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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 7 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Legal Issues
              ------------

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

              Manufacturing Agreement
              -----------------------

              On January 19, 2000, the Company entered into a manufacturing agreement for the production of the Company's patented syringes. The Company has agreed to pay $500,000 cash and issue 7,000,000 shares of its common stock as part of the agreement. At June 30, 2000, $500,000 had been paid and 1,500,000 shares had been released from escrow as payment. The remaining 5,500,000 shares have been issued and have been classified as a prepaid expense because the services had not yet been performed at June 30, 2000.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 8 -      CONVERTIBLE DEBENTURES

              The Company received a $2,000,000 face value 6% convertible debenture due August 31, 2001. The conversion price of the debentures is the lower of 85% of the market price of the Company's common stock at the conversion date or $2.00. The conversion discount of 15% will be charged to interest expense and $300,000 has been expensed during the six months ended June 30, 2000. The Company also issued warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $2.00 per share.

NOTE 9 -      COMMON STOCK WARRANTS

              As of March 31, 2000, the Company had outstanding warrants for the issuance of common stock as follows:

                     Number of          Date            Expiration          Exercise                Estimated
                      Warrants          Issued           Dates              Prices                   Proceeds
              --------------------  ---------------  ----------------  ----------------------  ------------------

                           300,000      1995                   2005                   $2.6250  $          787,500
                         2,684,432      1996              2000-2001    $     1.0000 - $4.2500           6,506,741
                           977,737      1997              2000-2002    $     0.6875 - $1.8750           1,188,211
                         5,194,322      1998              2000-2005    $     0.2500 - $4.2500           9,929,502
                         1,514,525      1999              2001-2002    $     0.4000 - $0.7500             748,263
                         3,316,752      2000                   2003    $     0.5000 - $2.0000           4,561,085
              --------------------                                                             ------------------
                        13,987,768                                                             $       23,721,302
              ====================                                                             ==================


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

              During the first quarter of 2000, the Company completed private placements of common stock wherein the purchaser of one share of the Company's common stock received one- half (1/2) a warrant to purchase common stock at prices ranging from $0.50 to $0.75 per share, which was at or above the trading price of the shares. The Company issued 1,444,166 common stock warrants pursuant to these private placements. The Company also issued 103,836 common stock warrants as additional compensation for services rendered during the quarter exercisable at $0.50 per share. These warrants were issued at $1.375 below the trading price of the shares on the date of issuance and the difference has been expensed in the current period. Finally, an additional 1,625,000 warrants to purchase common stock of the Company at an exercise price of $2.00 per share were issued as additional compensation for the financing arrangement entered into during the quarter. These warrants were issued at exercise prices at or above the trading price of the shares.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 10 -      GOING CONCERN

               The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, relating to its research and development efforts and has had no significant operating revenues until the acquisition of Phillips in December 1998. In 1999, the Company was able to raise working capital through the private placement of its common stock. The Company has now closed a private placement of combined debt and equity of up to $14,000,000 for operating capital of which $2,000,000 has been received in 2000. The Company believes cash flow projections now show the Company's reserves should be adequate to cover its operating needs as well as its needs for the expansion of its research and development projects and for the initial commercialization of its proprietary products. The Company also expects to generate additional revenue from the sales of its proprietary products.

NOTE 11 -      DISCONTINUED OPERATIONS

              Effective April 1, 2000, Phillips ceased all operations. The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Phillips. The financial statements have been retroactively restated to reflect this event. The Company has established a reserve for discontinued operations of $1,726,923 which consists of net liabilities in excess of recoverable assets at June 30, 2000. No tax benefit has been attributed to the discontinued operations.

                                                                                          June 30,
                                                                         ----------------------------------------------
                                                                                  2000              1999
                                                                            -----------------  ------------------
                                                                                (Unaudited)         (Unaudited)

              NET SALES                                                     $         300,431  $        1,527,248
                                                                            -----------------  ------------------

              OPERATING EXPENSES

                Cost of sales                                                         267,480           1,038,413
                General and administrative                                            216,226             471,525
                Depreciation                                                           20,066              21,334
                                                                            -----------------  ------------------

                  Total Operating Expenses                                            503,772           1,531,272
                                                                            -----------------  ------------------

              LOSS FROM OPERATIONS                                                   (203,341)             (4,024)
                                                                            -----------------  ------------------

              OTHER INCOME (EXPENSES)

                Loss on write down of assets                                       (1,212,418)             -
                Interest expense                                                       (7,646)            (13,932)
                                                                            -----------------  ------------------

                  Total Other Income (Expense)                                     (1,220,064)            (13,932)
                                                                            -----------------  ------------------

              LOSS BEFORE INCOME TAXES                                             (1,423,405)            (17,956)

              INCOME TAXES                                                             -                   -
                                                                            -----------------  ------------------

              LOSS FROM DISCONTINUED OPERATIONS                             $      (1,423,405) $          (17,956)
                                                                            =================  ==================

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

         On May 18, 2000, Medisys Technologies, Inc. (the"Company") announced that its wholly owned subsidiary, Phillips Pharmatec Labs, Inc. ("Phillips"), had ceased all operations. Accordingly, the Company has eliminated the operations of Phillips from its financial results and its financial statements have been retroactively restated to reflect this event. The Company has established a reserve for discontinued operations of $1,726,923 which consists of net liabilities in excess of recoverable assets at June 30, 2000.

         Without Phillips' results, the Company had only nominal revenues for the three month period ("second quarter") and six month period ended June 30, 2000. The Company also had only nominal revenues for the comparable 1999 periods upon elimination of Phillips' results. The Company does not expect a significant increase in revenues until it begins full commercial marketing of one or more of its products, which is expected for introduction in the fourth quarter of 2000.

         During the second quarter and first half of 2000, the Company expended $267,951 and $1,907,386, respectively, for product research and development, compared to $33,749 and $76,400 for the same 1999 periods. The increase during the first half of 2000 is due to finalizing the CoverTipTM technology in preparation for commercial release, development, manufacturing and marketing resources and to secure additional intellectual property rights. Selling, general and administrative expenses for the second quarter and first half of 2000 were $904,460 and $2,273,054, respectively, compared to $122,297 and $260,339 for the respective 1999 periods. The increases in the 2000 periods are primarily due to stock being issued for services and salaries and warrants being issued below current market price.

         The operating loss for the second quarter and first half of 2000 was $1,177,386 and $4,189,326, respectively, compared to losses of $158,514 and $1,177,386 for the same 1999 periods. The increased loss during the 2000 periods is attributed to increased research and development costs, stock issued for services, product manufacturing and increased general and administrative expenses.

         Interest expense for the second quarter and first half of 2000 was $166,520 and $328,520, respectively, compared to $647 and $166,520 for the same 1999 periods. The 2000 increases are due to conversion discount on debentures issued. Because of the Phillips closure, the Company recognized a loss from discontinued operations of $43,452 and $1,423,406 for the second quarter and first half of 2000, respectively. Comparatively, the Company recognized a loss from discontinued operations of $25,774 and $17,956 for the second quarter and first half of 1999. The net loss for the second quarter and first half of 2000 was $1,376,537 and $5,923,886, compared to $184,935 and $390,519 for the 1999 periods.

         Although Phillips has discontinued operations, it had net sales of $300,431 for the first half of 2000 compared with $1,527,248 for the first half of 1999. Cost of sales decreased to $267,480 for the first half of 2000 from $1,038,413 for the comparable 1999 period, reflecting the decrease in sales. General and administrative expenses decreased to $216,226 for the first half of 2000 from $471,525 in the first half of 1999. Phillips also recorded a loss on the write down of assets or $1,212,418 during the first half of 2000 related to its ceasing operations. Phillips' net loss for the first half of 2000 was $1,423,405 compared to a net loss of $17,956 for the 1999 period.

         Phillips has filed for protection under Chapter 7 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Middle District of Florida, Tampa Division (file no. 0009224-8G7).

Liquidity and Capital Resources

         The Company has historically derived its working capital from financing activities, including private loans and raising capital through the sale of securities. Working capital at June 30, 2000 was a negative $458,775 compared to a negative $860,981 at December 31, 1999. Cash used by operating activities for the second quarter and first half of 2000 was $931,555 and $2012,798, respectively, compared to cash used of $24,140 and $65,877 for the same 1999 periods. The increase in cash used during the 2000 periods was due to the increased net loss. The results were partially offset by common stock being issued for services and interest of $346,872 and $2,250,583 during the second quarter and first half of 2000, respectively, and the $1,212,418 write down from Phillips discontinuing operations in first half of 2000. Also during the second quarter and first half of 2000, the Company realized $1,050,000 and 3,223,309, respectively, from financing activities. This was primarily due to $698,750 realized from the sale of common stock and $2,000,000 from the issuance of convertible debentures during the first half of 2000.

At June 30, 2000, the Company had cash of $1,390,469 compared to $290,269 at December 31, 1999. The increase in cash is due to the sale of stock and issuance of debentures. Also at June 30, 2000, the Company had total assets of $1,983,929 and stockholders' deficit of $1,897,480. In comparison, at December 31, 1999 the Company had total assets of $2,105,780 and total stockholders' deficit of $43,535. The increase in stockholders' deficit is directly related to the discontinued operations of Phillips.

         Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations through the end of 2000.

         The Company intends to acquire additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. During the first quarter of 2000, the Company entered into a firm agreement for the acquisition of up to $14 million of capital from private sources. Through June 30, 2000, the Company had realized $2,000,000 of this funding. Initial proceeds are being used primarily to begin the production and commercial launch of the Company's lead product, the CoverTipTM, and for the development of VacuSafTM, SofDrawTM, PreSafTM and for other general corporate purposes.

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

Net Operating Loss

         The Company has accumulated approximately $15,000,000 of net operating loss carryforwards as of June 30, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the period ended June 30, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

         Through June 30, 2000, the Company has not experienced any significant problems associated with the Year 2000 issue nor has it been made aware of or experienced date related problems with any third-party software. Although it appears that the Year 2000 issue will not have a significant adverse effect on the Company, it continues to monitor the Year 2000 compliance of its internal systems. Undetected errors in its internal systems that may be discovered in the future could have a material adverse effect on its business, operating results or financial condition.
                                      -23-

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

         On May 9, 2000, E. Carl Anderson, William Morris and Brett Phillips, filed a derivative action lawsuit in the United States District Court, Middle District of Florida, case number 8:00CV905-T 24F, against the Company and the current directors of the Company. The action was filed by Messrs. Anderson, Morris and Phillips acting by and in behalf of the Company. The complaint alleges corporate waste in the form of excessive salaries and bonuses and other alleged wastes related to Phillips. The complaint seeks injunctive relief and damages. Each of the plaintiffs in this action is also a defendant in the lawsuit previously filed by the Company on March 16, 2000 referenced above. On August 17, 2000, the District Court in Florida held a hearing and took under advisement a motion by the Company to dismiss the entire proceeding, and a motion by the plaintiffs for injunctive relief to call for a new election of directors. The Company has not determined whether the action could cause material damages to the Company.
                                      -24-

         In connection with the Company's March 16, 2000 lawsuit, it filed with the Third District Court, Salt Lake County, Utah, an action seeking an injunction to prevent the sale and/or transfer of shares of the Company's common stock by various defendants in the Company's suit and other parties. On June 28, 2000, the Utah Court issued an injunction and order enjoining from transfer approximately 13,500,000 shares of the Company's common stock held by the various defendants and others. The Company believes that it is vital to the success of its lawsuit to prevent certain persons from selling and/or transferring shares prior to the resolution of the action. Pursuant to the Court's order, the aforementioned shares are to be deemed "restricted securities" and all certificates representing said share shall bear an appropriate restrictive legend. The injunction is set to expire on August 22, 2000.

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

Item 2.  Changes in Securities and Use of Proceeds

         During the three month period ended June 30, 2000, the Company issued an aggregate of 11,949,129 shares of authorized, but previously unissued common stock. Of this amount, (i) 2,783,464 shares were issued in exchange for services rendered valued at $.68 per share; (ii) 2,888,332 shares were issued for cash of $698,750, or $0.24 per share; (iii) 5,500,000 shares were issued for prepaid service involving the acquisition of manufacturing capabilities for the CoverTipTM safety syringe, valued at $0.36 per share; (iv) 188,833 shares issued upon exercise of common stock warrants at an average of $0.44 per share; and (v) 588,500 shares for the conversion of debentures and notes payable and valued at $0.25 per share. Proceeds realized from the cash sales for general Company operations including reduction of debt, and developing and initial marketing of the CoverTipTM.

         The above issuances of shares were made in private transactions to persons having received information concerning the Company and its business operations. Accordingly, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Act"), provided by Sections 4(2) and 3(a)(9) of the Act.

         During 1999, the Company issued 5,555,555 shares of common stock for $1,000,000, pursuant to a non-interest bearing promissory note executed by Dr. Charles Potter. The shares were to be held in escrow as collateral until the note is paid. As of June 30, 2000, $550,000 on the note had been paid and the balance of $450,000 was forgiven by the Company. In connection with forgiving the note, 1,000,000 shares of common stock and 900,000 common stock warrants were returned to the Company and are being held by the Company as treasury shares.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submissions of Matters to a Vote of Security Holders

         On Wednesday, May 10, 2000, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders at the AmeriSuites Hotel, Baton Rouge, Louisiana. At the Meeting, the following incumbent directors were elected, by the indicated vote, to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.


           Nominee                     For            Against      Abstain
           -------                  ----------       ---------     ---------
  Edward P. Sutherland              41,620,545       5,486,221     8,234,472
  Kerry M. Frey                     41,622,545       5,786,221     8,234,473
  William D. Kiesel                 41,622,545       5,786,221     8,234,473
  Dr. Timothy Andrus                41,622,545       5,786,221     8,234,473
  Dr. Robert L. diBenedetto         41,622,545       5,786,221     8,234,473
  Dr. Charles Potter                41,622,545       5,786,221     8,234,473

         In addition to the election of directors, shareholders ratified the appointment of H J & Associates, LLP, formerly Jones, Jensen & Company, as independent auditors for the Company's fiscal year ending December 31, 2000 by a vote of 47,420,510 for, 24,045 against, and 8,194,684 abstaining.

         At the meeting, Carl Anderson, at the time an incumbent director, requested that he be permitted to submit an alternate slate of directors. Because no prior notice, either by proxy or otherwise, had been given to the Company or to shareholders, Mr. Anderson's request was not honored. However, the Chairman of the Meeting determined that a record be made of what the vote would be if the alternate slate of directors was voted upon. Accordingly, Mr. Anderson nominated William L. Morris and Michael Leverso as directors, the nominations were seconded and voted on by the shareholders in attendance and by proxies. The results were as follows:

                  Nominee                                For                  Against        Abstain
                  -------                             ----------            ----------      ---------
         William L. Morris                            13,957,530            41,622,545          -0-
         Michael Leverso                              13,957,530            41,622,545          -0-

         The results of the vote, if proxies
         were excluded, was as follows:

                  Nominee                                For                Against          Abstain
                  -------                             ----------           ----------       ---------
         William L. Morris                            8,234,473            16,623,552           -0-
         Michael Leverso                              8,234,473            16,623,552           -0-

Item 5.  Other Information

         This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

         On July 21, 2000, the Company filed a report on Form 8-K reporting under Item 5 that on June 28, 2000, a Utah Court issued an injunction and order enjoining from transfer approximately 13,500,000 shares of the Company's common stock. The action is in connection with certain litigation described in Part II,
Item 1 above.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MEDISYS TECHNOLOGIES, INC.

                                 BY:  /S/ EDWARD P. SUTHERLAND
                                    ------------------------------
                                          EDWARD P. SUTHERLAND
                                          Chairman, Chief Executive
                                          Officer, Treasurer and
                                          Director

                                 DATE:    August 21, 2000



                                 BY:  /S/ KERRY FREY
                                    ---------------------------
                                          KERRY FREY
                                          President, Chief Operating
                                          Officer and Director

                                 DATE:    August 21, 2000
                                       28