Form 10QSB
period 2000-09-30
MEDISYS TECHNOLOGIES INC
filed 2000-11-14
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X]             Quarterly Report Pursuant to Section 13 or 15(d) of The
                         Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2000

  [  ]            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         Commission File Number   0-21441

                           MEDISYS TECHNOLOGIES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                    Utah                                  72-1216734
         -------------------------------               ------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

               144 Napoleon Street, Baton Rouge, Louisiana, 70802
                    (address of principal executive officers)

Issuer's telephone number:  (225) 343-8024

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

         Class                              Outstanding as of September 30, 2000
     Common Stock,                                    60,419,254
Par Value $0.0005 per value

Transitional Small Business Disclosure Format (check one):
Yes [   ];  No [ X ]


                                            MEDISYS TECHNOLOGIES, INC.

                                                 TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

                                                                          PART I

Item 1.                  Financial Statements........................................................        3

Item 2.                  Management's Discussion and Analysis or Plan
                         of Operation................................................................       22

                                                                         PART II

Item 1.                  Legal Proceedings...........................................................       25

Item 2.                  Changes in Securities and Use of Proceeds...................................       26

Item 3.                  Defaults Upon Senior Securities.............................................       27

Item 4.                  Submissions of Matters to a Vote of Security
                         Holders.....................................................................       27

Item 5.                  Other Information...........................................................       27

Item 6.                  Exhibits and Reports on Form 8-K............................................       27

                         SIGNATURES..................................................................       28

                                     PART I

Item 1.  Financial Statements

         The following unaudited Financial Statements for the period ended September 30, 2000, have been prepared by the Company.

                           Medisys Technologies, Inc.

                        Consolidated Financial Statements

                    September 30, 2000 and December 31, 1999

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                 September 30,      December 31,
                                                    2000               1999
                                                -----------         -----------
                                                 (Unaudited)
CURRENT ASSETS

   Cash                                         $   834,803         $   290,269
   Accounts receivable, net (Note 1)                    357             222,100
   Accounts receivable, related parties                --                50,572
   Advances                                           2,500               2,500
   Inventory (Note 1)                                 7,729             396,601
   Prepaid expenses                                  46,328              21,802
                                                -----------         -----------

     Total Current Assets                           891,717             983,844
                                                -----------         -----------

FIXED ASSETS (Note 1)

   Computers and equipment                           59,931              73,341
   Machinery and equipment                             --               301,087
   Buildings and improvements                         2,195             463,803
   Furniture and fixtures                            37,410              50,248
   Vehicles                                            --                19,915
   Accumulated depreciation                         (80,540)           (314,751)
                                                -----------         -----------

     Total Fixed Assets                              18,996             593,643
                                                -----------         -----------

OTHER ASSETS

   Deposits                                          35,835              36,039
   Patent and trademark costs, net (Note 1)         566,278             492,254
                                                -----------         -----------

     Total Other Assets                             602,113             528,293
                                                -----------         -----------

     TOTAL ASSETS                               $ 1,512,826         $ 2,105,780
                                                ===========         ===========


                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                    September 30,           December 31,
                                                                       2000                    1999
                                                                    ------------           ------------
                                                                    (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                                 $     77,495           $    924,490
   Customer deposits                                                        --                   94,096
   Accrued expenses                                                      124,730                261,786
   Payable - shareholders (Note 2)                                        18,456                140,758
   Notes payable - current portion                                          --                   56,695
   Notes payable - shareholders (Note 5)                                  12,500                 25,000
   Line of credit                                                           --                  250,000
   Reserve for discontinued operations (Note 11)                       1,726,923                   --
   Debentures payable - related parties (Note 3)                            --                   92,000
                                                                    ------------           ------------

     Total Current Liabilities                                         1,960,104              1,844,825
                                                                    ------------           ------------

LONG-TERM DEBT

   Notes payable                                                            --                  304,490
   Debentures payable (Note 8)                                         1,380,000                   --
                                                                    ------------           ------------

     Total Long-Term Debt                                              1,380,000                304,490
                                                                    ------------           ------------

     TOTAL LIABILITIES                                                 3,340,104              2,149,315
                                                                    ------------           ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 100,000,000 shares
    authorized of $0.0005 par value, 60,419,254 and
    47,055,644 shares issued and outstanding, respectively                30,209                 23,527
   Additional paid-in capital                                         17,114,782             10,743,768
   Treasury stock (Note 4)                                              (450,000)                  --
   Stock subscriptions receivable (Note 4)                              (175,000)            (1,075,000)
   Prepaid expenses (Note 7)                                          (1,964,500)                  --
   Accumulated deficit                                               (16,382,769)            (9,735,830)
                                                                    ------------           ------------

     Total Stockholders' Equity (Deficit)                             (1,827,278)               (43,535)
                                                                    ------------           ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                              $  1,512,826           $  2,105,780
                                                                    ============           ============



                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                     From
                                                                                                               Inception of the
                                                                                                                  Development
                                                                                                                  Stage on
                                                     For the                           For the                     April 1,
                                                Three Months Ended                Nine Months Ended              2000 Through
                                                   September 30,                     September 30,               September 30,
                                           --------------------------------------------------------------------------
                                               2000              1999             2000            1999              2000
                                           ---------------  ----------------  --------------  --------------   ----------------


REVENUES                                   $        --       $         --       $        660  $        1,908   $             37
                                           ---------------  ----------------  --------------  --------------   ----------------

OPERATING EXPENSES

  Cost of sales                                     --                 --                679             403               --
  Product research and development                 156,388            33,750       2,063,774         110,150            424,339
  Depreciation and amortization                      5,224             4,122          14,091          11,004             10,236
  Selling, general and administrative              543,983           213,885       2,817,037         474,224          1,448,443
                                           ---------------  ----------------  --------------  --------------   ----------------

     Total Operating Expenses                      705,595           251,757       4,895,581         595,781          1,883,018
                                           ---------------  ----------------  --------------  --------------   ----------------

OPERATING LOSS                                    (705,595)         (251,757)     (4,894,921)       (593,873)        (1,882,981)
                                           ---------------  ----------------  --------------  --------------   ----------------

OTHER INCOME (EXPENSES)

  Interest income                                   16,708                65          34,074             317             27,529
  Interest expense                                 (26,838)         (168,997)       (355,358)       (199,696)          (193,358)
                                           ---------------  ----------------  --------------  --------------   ----------------

     Total Other Income (Expenses)                 (10,130)         (168,932)       (321,284)       (199,379)          (165,829)
                                           ---------------  ----------------  --------------  --------------   ----------------

LOSS FROM CONTINUING
 OPERATIONS BEFORE INCOME
 TAXES                                            (715,725)         (420,689)     (5,216,205)       (793,252)        (2,048,810)

INCOME TAXES                                        --                 --               --               --                --
                                           ---------------  ----------------  --------------  --------------   ----------------

LOSS FROM CONTINUING
 OPERATIONS                                       (715,725)         (420,689)     (5,216,205)       (793,252)        (2,048,810)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 11)                               (7,328)          (43,380)     (1,430,734)        (61,336)           (50,780)
                                           ---------------  ----------------  --------------  --------------   ----------------

NET LOSS                                   $      (723,053) $       (464,069) $   (6,646,939) $     (854,588)  $     (2,099,590)
                                           ===============  ================  ==============  ==============   ================

BASIC LOSS PER SHARE (Note 1)

  Loss from continuing operations          $         (0.01) $          (0.01) $        (0.09) $        (0.02)             --
  Loss from discontinued operations                  (0.00)            (0.00)          (0.02)          (0.00)             --
                                           ---------------  ----------------  --------------  --------------    ---------------

    Basic Loss Per Share                   $         (0.01) $          (0.01) $        (0.11) $        (0.02)             --
                                           ===============  ================  ==============  ==============    ===============


                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)



                                      Common Stock          Additional                        Stock
                              -------------------------       Paid-In          Treasury     Subscription   Prepaid   Accumulated
                                 Shares        Amount         Capital           Stock        Receivable    Expenses    Deficit
                              -------------  -----------  -------------   -----------  -------------  ------------  ------------

Balance, December 31, 1998       34,009,757  $    17,004  $   8,122,813   $    -       $    (175,000) $     -       $   (8,048,209)

Common stock issued for
 subscription receivable          5,555,555        2,778        997,222        -          (1,000,000)       -               -

Common stock issued for
 services rendered                2,121,619        1,061        424,282        -              -             -               -

Common stock issued for
 accrued wages                      324,477          162         89,838        -              -             -               -

Common stock canceled              (972,214)        (486)           486        -              -             -               -

Common stock issued to
 convert debentures payable       1,435,000          717        302,283        -              -             -               -

Issuance of common stock
 from exercise of common
 stock warrants                       8,889            5          9,995        -              -             -               -

Common stock issued for
 interest expense                 1,184,118          592        277,408        -              -                   -         -

Common stock issued for cash      3,388,443        1,694        519,441        -              -             -               -

Cash received on stock
 subscription receivable             -            -              -             -             100,000        -               -

Net loss for the year ended
 December 31, 1999                   -            -              -             -              -             -           (1,687,621)
                              -------------  -----------  -------------   -----------  -------------  ------------  --------------

Balance, December 31, 1999       47,055,644  $    23,527  $  10,743,768   $    -       $  (1,075,000) $     -       $   (9,735,830)
                              -------------  -----------  -------------   -----------  -------------  ------------  --------------


                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                      Common Stock             Additional                    Stock
                              -------------------------         Paid-In    Treasury     Subscription   Prepaid      Accumulated
                                  Shares         Amount         Capital      Stock        Receivable    Expenses      Deficit
                              -------------  -----------  -------------   -----------  -------------  ------------  ------------

Balance, December 31, 1999       47,055,644  $    23,527  $  10,743,768   $    -       $  (1,075,000) $     -       $   (9,735,830)

Common stock issued for cash
 (unaudited)                      2,888,332        1,444        697,306        -              -             -               -

Issuance of common stock
 from exercise of common
 stock warrants (unaudited)         188,833           95         83,238        -              -             -               -

Common stock issued to
 convert debentures and
 notes payable (unaudited)          588,500          294        144,206        -              -             -               -

Common stock issued for
 services rendered (unaudited)    3,301,337        1,651      2,415,757        -              -             -               -

Cash received on stock
 subscription receivable
 (unaudited)                         -            -              -             -             450,000        -               -

Repurchase common stock for
 stock subscription
 receivable
 (unaudited)                         -            -              -           (450,000)       450,000        -               -

Warrants issued below

 market value (unaudited)            -            -             142,775        -              -             -               -

Conversion discount on
 debentures (see Note 10)
 (unaudited)                         -            -             300,000        -              -             -               -

Common stock issued for
 prepaid services (unaudited)     5,500,000        2,750      1,961,750        -              -         (1,964,500)         -

Common stock issued
 for accrued
 interest (unaudited)                 9,316            5          6,425        -              -             -               -

Common stock issued to convert
 debentures payable (unaudited)     887,292          443        619,557        -              -             -               -

Net loss for the
 nine months ended
 September 30, 2000 (unaudited)      -            -              -             -              -             -           (6,646,939)
                                -----------  -----------  -------------   -----------  -------------  ------------  --------------

Balance, September 30, 2000
 (unaudited)                     60,419,254  $    30,209  $  17,114,782   $  (450,000) $    (175,000) $ (1,964,500) $  (16,382,769)
                                ===========  ===========  =============   ===========  =============  ============  ==============



                                              MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                     (A Development Stage Company)
                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)

                                                                                                                  From
                                                                                                              nception of the
                                                                                                               Development
                                                         For the                           For the               Stage on
                                                    Three Months Ended                 Nine Months Ended         April 1,
                                                      September 30,                     September 30,          2000 Through
                                                --------------------------       --------------------------    September 30,
                                                2000            1999            2000             1999             2000
                                         ---------------  ----------------  --------------  ---------------  ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

      Net loss                           $      (723,053) $       (464,069) $   (6,646,939) $      (854,588) $     (2,099,590)
      Adjustments to reconcile
       net income
       to net cash used by
       operating activities:
        Common stock issued
        for services
          and interest                           166,825           269,935       2,417,408          370,221           513,697
        Assets written down from
          discontinued operations                 -                 -            1,212,418           -                 -
        Depreciation and amortization              5,224             4,122          14,091           11,004            10,236
        Loss on disposal of assets                -                    719          -                 3,772            -
        Warrants issued
        below market value                        -                 -              142,775           -                 -
        Conversion discount
        on debentures                             -                 -              300,000           -                150,000
      Changes in operating assets and
        liabilities:
        (Increase) decrease in accounts
          receivable                                 251               327            (357)           2,475               (17)
        (Increase) decrease
        in inventory                              -                 -               -                (2,564)           -
        (Increase) decrease
        in prepaids and
          deposits                               (60,000)           -              (60,000)          (4,000)          (60,000)
        Increase (decrease) in
         accounts payable                         61,021            24,498          12,646           45,046             7,167
        Increase (decrease)
         in accrued expenses                      24,104            89,616         (98,004)         270,149            21,324
        Increase (decrease)
          in reserve
          for discontinued operations             -                 43,380         167,536           61,136            -
                                         ---------------  ----------------  --------------  ---------------  ----------------

          Net Cash Used by Operating

           Activities                           (525,628)          (31,472)     (2,538,426)         (97,349)       (1,457,183)
                                         ---------------  ----------------  --------------  ---------------  ----------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

      Increase in patent costs                   (27,038)           (7,275)        (74,990)         (37,589)          (65,088)
      Purchase of fixed assets                    (3,000)           -              (20,395)          -                 (8,476)
                                         ---------------  ----------------  --------------  ---------------  ----------------

     Net Cash Used by
     Investing Activities                        (30,038)           (7,275)        (95,385)         (37,589)          (73,564)
                                         ---------------  ----------------  --------------  ---------------  ----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

      Proceeds (payments) from payable
        - shareholders                            -                 36,754          (8,774)          57,524            -
      Proceeds from the issuance of
        common stock                              -                 -              698,750           43,000            -
      Payments received on
       stock subscription
       receivable                                 -                 -              450,000           -                 50,000
      Proceeds from the
      exercise of warrants                        -                 -               83,333           10,000            -
      Proceeds from debentures payable            -                 -            2,000,000           -              1,000,000
                                         ---------------  ----------------  --------------  ---------------  ----------------

      Net Cash Provided by Financing

         Activities                      $        -       $         36,754  $    3,223,309  $       110,524  $      1,050,000
                                         ---------------  ----------------  --------------  ---------------  ----------------



                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                    From
                                                                                                              Inception of the
                                                                                                                 Development
                                                         For the                           For the                 Stage on
                                                    Three Months Ended                 Nine Months Ended           April 1,
                                                      September 30,                     September 30,            2000 Through
                                               --------------------------        --------------------------      September 30,
                                               2000              1999              2000             1999             2000
                                         ---------------  ----------------  --------------  ---------------  ----------------

      NET INCREASE (DECREASE)
       CASH AND CASH EQUIVALENTS          $     (555,666)  $        (1,993) $      589,498  $       (24,414) $       (480,747)

      CASH AND CASH EQUIVALENTS
       AT BEGINNING OF PERIOD                  1,390,469             2,601         245,305           25,022         1,315,550
                                          ---------------  ----------------  --------------  ---------------  ----------------

      CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                   $      834,803   $            608  $     834,803  $           608  $        834,803
                                          ===============  ================  ==============  ===============  ================

      SUPPLEMENTAL DISCLOSURES
       OF CASH FLOW INFORMATION

CASH PAID FOR

      Income taxes                        $        -       $         -       $       -      $        -       $         -
      Interest                            $        -       $         -       $      28,520  $           699  $          8,874

NON-CASH FINANCING ACTIVITIES

      Stock issued for services and
         interest expense                 $      166,825   $       269,935   $   2,417,408  $       370,221  $        513,697
      Stock issued in payment of
        accrued expenses and
        accounts payable                  $        6,430   $         -       $       6,430  $        90,000  $          6,430
      Stock issued to convert
        debentures and notes payable      $      620,000   $         -       $     764,500  $       115,000  $        620,000
      Stock issued for prepaid expenses   $        -       $         -       $   1,964,500  $        -       $         -
      Repurchase of common stock by
        canceling stock subscription
        receivable                        $        -       $         -       $     450,000  $        -       $        450,000


                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

                         Leasehold improvements                  5 years
                         Furniture and fixtures                  5 years
                         Computers and equipment                 5 years

              Depreciation expense for the nine months ended September 30, 2000 and 1999 was $13,125 and $10,038, respectively.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

              Patent and trademark costs incurred are as follows:

                                                     September 30,         December 31,
                                                        2000                  1999
                                                  -----------------     -----------------
                                                      (Unaudited)

  Patents                                         $         560,542     $         485,552
  Trademarks                                                 11,961                11,961
                                                  -----------------     -----------------

  Subtotal                                                  572,503               497,513
  Less accumulated amortization                              (6,225)               (5,259)
                                                  -----------------     -----------------

  Total                                           $         566,278     $         492,254
                                                  =================     =================

              Amortization expense for the nine months ended September 30, 2000 and 1999 was $966.

              d.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              e. Cash and Cash Equivalents

              For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

              f. Income Taxes

              No provision for federal income taxes has been made at September 30, 2000 due to accumulated operating losses. The Company has accumulated approximately $15,000,000 of net operating losses as of September 30, 2000, which may be used to reduce taxable income and income taxes through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

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

                    MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              j.  Basic Loss Per Share

                                                           For the                            For the
                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                             ----------------------------------------------------------------------------
                                                   2000             1999              2000              1999
                                             ----------------  ---------------   ---------------  ----------------
                                                 (Unaudited)     (Unaudited)        (Unaudited)       (Unaudited)
              Basic loss per share from
               continuing operations:

                 Income (loss) - numerator   $       (715,725) $      (420,689)  $    (5,216,205) $       (793,252)
                 Shares - denominator              59,743,216       35,765,811        57,513,760        35,181,141
                 Per share amount            $          (0.01) $         (0.01)  $         (0.09) $          (0.02)

              Basic loss per share from
               discontinued operations:

                 Income (loss) - numerator   $         (7,328) $       (43,380)  $    (1,430,734) $        (61,336)
                 Shares - denominator              59,743,216       35,765,811        57,513,760        35,181,141
                 Per share amount            $          (0.00) $         (0.00)  $         (0.02) $          (0.00)

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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

              n.  Accounts Receivable

              Accounts receivable are shown net of the allowance for doubtful accounts of $-0- at September 30, 2000 and December 31, 1999.

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

NOTE 2 -      PAYABLE - SHAREHOLDERS

              From time to time, the Company receives advances from certain shareholders. The company also advances funds to shareholders. The outstanding balances of these advances fluctuates during the year and do not have specific repayment terms although the advances are generally considered to be due or payable on demand. Accordingly, the related receivable or payable has been reflected as current in the accompanying consolidated financial statements. At September 30, 2000, the balance payable to shareholders totaled $18,456. At December 31, 1999, the balance payable to shareholders totaled $140,758.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 3 -      DEBENTURES PAYABLE - RELATED PARTIES

              The Company also has notes payable (debentures) to various shareholders in the aggregate of $-0- and $92,000 at September 30, 2000 and December 31, 1999, respectively. The balance of $92,000 was converted into 180,000 shares of common stock during the first quarter of 2000.

NOTE 4 -      STOCK SUBSCRIPTION RECEIVABLE

              During 1999, the Company issued 5,555,555 shares of common stock for $1,000,000. Payment for the common stock was made with a non-interest bearing promissory note. Those shares were being held in escrow as collateral until the note was to be paid. As of June 30, 2000, $550,000 on the note had been paid and the balance of $450,000 was forgiven by the Company in order to repurchase 1,000,000 of the shares of common stock (the Company also received 900,000 common stock warrants). These shares are being held by the Company as treasury stock.

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

NOTE 5 -      NOTES PAYABLE - SHAREHOLDERS

              Notes payable - shareholders consisted of the following:

                                                                              September 30,       December 31,
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
                                                                            ==================  ==================

              The note payable is technically in default. The related note holder has not demanded repayment however the Company is continuing in the process of locating this shareholder and negotiating repayment terms.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

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

              During 2000, the Company issued 588,500 shares of its common stock in satisfaction for debentures and notes payable of $144,500. The Company issued 3,301,337 shares of its common stock for services. The services were valued at the trading price of the common stock on the date the shares were issued. The Company issued 896,608 shares of its common stock to convert debentures and accrued interest of $620,000 and $6,430, respectively. The Company issued 2,888,332 shares of its common stock for cash at approximately $0.24 per share. Finally, the Company issued 188,833 shares of its common stock from the exercise of warrants for cash of $83,333.

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

              Any additional compensation to these employees is to be in the form of an annual cash bonus or the granting of stock and/or stock options at the discretion of the Board of Directors. The cash bonus is designed not to exceed 50% of their annual compensation and stock bonuses are designed not to exceed 100% of their annual compensation. However, additional compensation may be awarded by the Board of Directors under the terms of the employment contracts.

              Medisys entered into a lease agreement with a related party for its office space located in Louisiana. The lease is for a period of one year at a rate of $900 per month, expiring in September 2001.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

              On August 24, 2000, a Magistrate for the United States District Court, Middle District of Florida, in the action brought by Plaintiffs Carl Anderson, William Morris and Brett Phillips against various directors of Medisys Technologies, Inc., issued a 39 page Report and Recommendation to the Federal District Court Judge. The Report followed an Evidentiary Hearing held before the Magistrate on Plaintiffs' Motion for Preliminary Injunction,
              Defendants' Motion to Dismiss the Derivative Claims and Defendants' Motion to Dismiss Plaintiff Anderson's Individual claim. The Report recommended that the Federal District Court Judge deny Plaintiffs' Motion for Preliminary Injunction and grant Defendants' Motion to Dismiss the Derivative Claims and further dismiss Plaintiff Anderson's Individual Claim. All parties were then permitted to file written responses with the Court before the Report and Recommendation was submitted to the Federal District Judge for final ruling. The parties now await the Federal District Court Judge's final ruling on the Magistrate's recommendations to dismiss.

              On October 11, 2000, the United States District Court for the District of Utah, Central Division, in the litigation brought by Medisys Technologies, Inc. against various defendants, including Carl Anderson, William Morris and Brett Philips, concluded a two day Evidentiary Hearing on Plaintiff's Motion for Preliminary Injunction which sought an Order restraining the defendants from trading shares acquired as a result of the acquisition of Phillips Pharmatech Labs from the Defendants. At the conclusion of the hearing, the Judge denied Plaintiff's motion for preliminary injunctive relief. The Court will hear additional Motions in this matter as the case proceeds to a trial on the merits of the claim.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

              Phillips has filed for protection under chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Middle District of Florida, Tampa Division.

              Manufacturing Agreement

              On January 19, 2000, the Company entered into a manufacturing agreement for the production of the Company's patented syringes. The Company has agreed to pay $500,000 cash and issue 7,000,000 shares of its common stock as part of the agreement. At June 30, 2000, $500,000 had been paid and 1,500,000 shares had been released from escrow as payment. The remaining 5,500,000 shares have been issued and have been classified as a prepaid expense because the services had not yet been performed at September 30, 2000.

NOTE 8 -      CONVERTIBLE DEBENTURES

              The Company received a $2,000,000 face value 6% convertible debenture due August 31, 2001. The conversion price of the debentures is the lower of 85% of the market price of the Company's common stock at the conversion date or $2.00. The conversion discount of 15% has been charged to interest expense in the amount of $300,000. The Company converted $620,000 of the debenture into common stock by issuing 887,292 shares during the third quarter of 2000. The balance of the debenture at September 30, 2000 was $1,380,000. The Company also issued warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $2.00 per share.

NOTE 9 -      COMMON STOCK WARRANTS

              As of September 30, 2000, the Company had outstanding warrants for the issuance of common stock as follows:

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
              ====================                                                             ==================


                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 9 -      COMMON STOCK WARRANTS (Continued)

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

NOTE 10 -      GOING CONCERN

               The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, relating to its research and development efforts and has had no significant operating revenues until the acquisition of Phillips in December 1998 (which discontinued operations in 2000, see Note 11). In 1999, the Company was able to raise working capital through the private placement of its common stock. The Company has now closed a private placement of combined debt and equity of up to $14,000,000 for operating capital of which $2,000,000 has been received in 2000. The Company believes cash flow projections now show the Company's reserves should be adequate to cover its operating needs as well as its needs for the expansion of its research and development projects and for the initial commercialization of its proprietary products. The Company also expects to generate additional revenue from the sales of its proprietary products.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999



NOTE 11 -      DISCONTINUED OPERATIONS

              Effective April 1, 2000, Phillips ceased all operations. The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Phillips. The financial statements have been retroactively restated to reflect this event. The Company has established a reserve for discontinued operations of $1,726,923 which consists of net liabilities in excess of recoverable assets at September 30, 2000. No tax benefit has been attributed to the discontinued operations.

                                                                       September 30,
                                                          -------------------------------------
                                                                2000              1999
                                                          -----------------  ------------------
                                                              (Unaudited)         (Unaudited)

              NET SALES                                   $         300,431  $        2,230,870
                                                          -----------------  ------------------

              OPERATING EXPENSES

                Cost of sales                                       267,480           1,513,304
                General and administrative                          223,555             719,321
                Depreciation                                         20,066              30,668
                                                          -----------------  ------------------

                  Total Operating Expenses                          511,101           2,263,293
                                                          -----------------  ------------------

              LOSS FROM OPERATIONS                                 (210,670)            (32,423)
                                                          -----------------  ------------------

              OTHER INCOME (EXPENSES)

                Other income                                         -                    4,463
                Loss on write down of assets                     (1,212,418)             -
                Interest expense                                     (7,646)            (33,376)
                                                          -----------------  ------------------

                  Total Other Income (Expense)                   (1,220,064)            (28,913)
                                                          -----------------  ------------------

              LOSS BEFORE INCOME TAXES                           (1,430,734)            (61,336)

              INCOME TAXES                                           -                   -
                                                          -----------------  ------------------

              LOSS FROM DISCONTINUED OPERATIONS           $      (1,430,734) $          (61,336)
                                                          =================  ==================

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

         On May 18, 2000, Medisys Technologies, Inc. (the"Company") announced that its wholly owned subsidiary, Phillips Pharmatec Labs, Inc. ("Phillips"), had ceased all operations. Accordingly, the Company has eliminated the operations of Phillips from its financial results and its financial statements have been retroactively restated to reflect this event. The Company has established a reserve for discontinued operations of $1,726,923 which consists of net liabilities in excess of recoverable assets at September 30, 2000.

         Without Phillips' results, the Company had no revenues for the three month period ("third quarter") and six month period ended September 30, 2000. The Company also had only nominal revenues for the comparable 1999 periods upon elimination of Phillips' results. The Company does not expect a significant increase in revenues until it begins full commercial marketing of one or more of its products, which is expected for introduction in the fourth quarter of 2000.

         During the third quarter and first nine months of 2000, the Company expended $156,388 and $2,063,774, respectively, for product research and development, compared to $33,750 and $110,150 for the same 1999 periods. The increase during the first nine months of 2000 is due to finalizing the CoverTipTM technology in preparation for commercial release, development, manufacturing and marketing resources and to secure additional intellectual property rights. Selling, general and administrative expenses for the third quarter and first nine months of 2000 were $543,983 and $2,817,037, respectively, compared to $213,885 and $474,224 for the respective 1999 periods. The increases in the 2000 periods are primarily due to stock being issued for services and salaries and warrants being issued below current market price.

         The operating loss for the third quarter and first nine months of 2000 was $715,725 and $5,216,205, respectively, compared to losses of $420,689 and $793,252 for the same 1999 periods. The increased loss during the 2000 periods is attributed to increased research and development costs, stock issued for services, product manufacturing and increased general and administrative expenses.

         Interest expense for the third quarter and first nine months of 2000 was $26,838 and $355,358, respectively, compared to $168,997 and $199,696 for the same 1999 periods. The 2000 increases are due to conversion discount on debentures issued. Because of the Phillips closure, the Company recognized a loss from discontinued operations of $7,328 and $1,430,734 for the third quarter and first nine months of 2000, respectively. Comparatively, the Company recognized a loss from discontinued operations of $43,380 and $61,336 for the third quarter and first nine months of 1999. The net loss for the third quarter and first nine months of 2000 was $723,053 and $6,646,939, compared to $464,069 and $854,588 for the 1999 periods.

         Although Phillips has discontinued operations, it had net sales of $300,431 for the first nine months of 2000 compared with $2,230,870 for the first nine months of 1999. Cost of sales decreased to $267,480 for the first nine months of 2000 from $1,513,304 for the comparable 1999 period, reflecting the decrease in sales. General and administrative expenses decreased to $223,555 for the first nine months of 2000 from $719,321 in the first nine months of 1999. Phillips also recorded a loss on the write down of assets or $1,212,418 during the first nine months of 2000 related to its ceasing operations. Phillips' net loss for the first nine months of 2000 was $1,430,734 compared to a net loss of $61,336 for the 1999 period.

         Phillips has filed for protection under Chapter 7 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Middle District of Florida, Tampa Division (file no. 0009224-8G7).

Liquidity and Capital Resources

         The Company has historically derived its working capital from financing activities, including private loans and raising capital through the sale of securities. Working capital at September 30, 2000 was a negative $1,068,387 compared to a negative $860,981 at December 31, 1999. Cash used by operating activities for the third quarter and first nine months of 2000 was $525,628 and $2,538,426, respectively, compared to cash used of $31,472 and $97,349 for the same 1999 periods. The increase in cash used during the 2000 periods was due to the increased net loss. The results were partially offset by common stock being issued for services and interest of $166,825 and $2,417,408 during the third quarter and first nine months of 2000, respectively, and the $1,212,418 write down from Phillips discontinuing operations in first nine months of 2000.

         During the third quarter and first nine months of 2000, the Company realized $0 and 3,223,309, respectively, from financing activities. This was primarily due to $698,750 realized from the sale of common stock and $2,000,000 from the issuance of convertible debentures during the first nine months of 2000. Also during the first nine months of 2000 the Company realized $450,000 from payments received on stock subscriptions.

         At September 30, 2000, the Company had cash of $834,803 compared to $290,269 at December 31, 1999. The increase in cash is due to the sale of stock and issuance of debentures. Also at September 30, 2000, the Company had total assets of $1,512,826 and stockholders' deficit of $1,827,278. In comparison, at December 31, 1999 the Company had total assets of $2,105,780 and total stockholders' deficit of $43,535. The increase in stockholders' deficit is directly related to the discontinued operations of Phillips.

         Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations through the end of 2000.

         The Company intends to acquire additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. In the first quarter of 2000, the Company entered into a firm agreement for the acquisition of up to $14 million of capital from private sources. Through September 30, 2000, the Company had realized $2,000,000 of this funding and an additional $350,000 through October 31, 2000. Initial proceeds are being used primarily to begin the production and commercial launch of the Company's lead product, the CoverTipTM, and for the development of VacuSafTM, SofDrawTM, PreSafTM and for other general corporate purposes.

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

Net Operating Loss

         The Company has accumulated approximately $15,000,000 of net operating loss carryforwards as of September 30, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the period ended September 30, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

         In connection with the above action, the Company filed with the Third District Court, Salt Lake County, Utah, an action seeking an injunction to prevent the sale and/or transfer of shares of the Company's common stock by various defendants in the Company's suit and other parties. On June 28, 2000, the Utah Court issued an injunction and order enjoining from transfer approximately 13,500,000 shares of the Company's common stock held by the various defendants and others. The Company believes that it is vital to the success of its lawsuit to prevent certain persons from selling and/or transferring shares prior to the resolution of the action. Pursuant to the Court's order, the aforementioned shares are to be deemed "restricted securities" and all certificates representing said share shall bear an appropriate restrictive legend. The injunction expired on August 22, 2000.

         The defendants in the Louisiana lawsuit filed a motion to dismiss the action based upon a provision in the 1998 acquisition agreement giving exclusive jurisdiction of the agreement to the State of Utah. On August 22, 2000, the Court granted defendants' motion dismissing the Louisiana action, without prejudice. On August 23, 2000, the Company re-filed the action in the United States District Court for the District of Utah, Central Division.

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

         On August 24, 2000, a Magistrate for the United States District Court, Middle District of Florida, in the action brought by Plaintiffs Carl Anderson, William Morris and Brett Phillips against various director of Medisys Technologies, Inc., issued a 39 page Report and Recommendation to the Federal District Court Judge. The Report followed an Evidentiary Hearing held before the Magistrate on Plaintiffs' Motion for Preliminary Injunction, Defendants' Motion to Dismiss the Derivative Claims and Defendants' Motion to Dismiss Plaintiff Anderson's Individual claim. The Report recommended that the Federal District Court Judge deny Plaintiffs' Motion for Preliminary Injunction and grant Defendants' Motion to Dismiss the Derivative Claims and further dismiss Plaintiff Anderson's Individual Claim. All parties were then permitted to file written responses with the Court before the Report and Recommendation was submitted to the Federal District Judge for final ruling. The parties now await the Federal District Court Judge's final ruling on the Magistrate's recommendations to dismiss.

         On October 11, 2000, the United States District Court for the District of Utah, Central Division, in the litigation brought by Medisys Technologies, Inc. against various defendants, including Carl Anderson, William Morris and Brett Phillips, concluded a two day Evidentiary Hearing on Plaintiff's Motion for Preliminary Injunction which sought an Order restraining the Defendants from trading shares acquired as a result of the acquisition of Phillips Pharmatech Labs from the Defendants. At the conclusion of the hearing, the Judge denied Plaintiff's motion for preliminary injunctive relief. The Court will hear additional Motions in this matter as the case proceeds to a trial on the merits of the claim.

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

Item 2.  Changes in Securities and Use of Proceeds

         During the three month period ended September 30, 2000, the Company issued an aggregate of 1,100,631 shares of authorized, but previously unissued common stock. Of this amount, (i) 204,023 shares were issued in exchange for services rendered valued at $1.4831 per share; and (ii) 896,608 shares for the conversion of debentures and notes payable and valued at $.7112 per share. Proceeds realized from the cash sales for general Company operations including reduction of debt, and developing and initial marketing of the CoverTipTM.

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

Item 6.  Exhibits and Reports on Form 8-K

         On August 23, 2000, the Company filed a report on Form 8-K reporting under Item 5 that on August 22, 2000, a Louisiana Court dismissed the Company's lawsuit against certain defendants relating to the acquisition of Phillips.

         On October 23, 2000, the Company filed a report on Form 8-K reporting under Item 5 that on August 24, 2000, a Magistrate for the United States District Court, Middle District of Florida, in the action brought by certain plaintiffs against various director of the Company, issued a Report and Recommendation to the Federal District Court Judge. The Form 8-K also reported that on October 11, 2000, the United States District Court for the District of Utah, Central Division, in the litigation brought by the Company against various defendants concluded a two day Evidentiary Hearing and denied Plaintiff's Motion for Preliminary Injunction seeking an Order restraining the Defendants from trading shares acquired as a result of the acquisition of Phillips. These actions are more completely described in Part II, Item 1 above.

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

                               DATE:  November 14, 2000



                               BY:  /S/ KERRY FREY
                                  ---------------------------
                                        KERRY FREY
                                        President, Chief Operating
                                        Officer and Director

                               DATE:  November 14, 2000