Form 10KSB
period 2000-12-31
MEDISYS TECHNOLOGIES INC
filed 2001-04-16
CIK 898128

Leonard E. Neilson
                                 ATTORNEY AT LAW
                            8160 South Highland Drive
                                    Suite 209
                                Sandy, Utah 84093

Phone: (801) 733-0800                                        Fax: (801) 733-0808

April 16, 2001



Securities and Exchange Commission
Office of Document Control
450 Fifth Street N.W.
Washington, D.C. 20549

VIA:     EDGARLink

         Re:      Medisys Technologies, Inc.
                  File No.  0-21441
                  Form 10-KSB (for the period ended December 31, 2000)

To Whom It May Concern:

         Please find herewith transmitted by EDGARLink, the Form 10-KSB filed on behalf of Medisys Technologies, Inc., for the fiscal year ended December 31, 2000.

         Please direct all correspondences concerning this filing and Medisys Technologies, Inc. to this office.

                                          Yours truly,



                                          By: /s/ Leonard E. Neilson
                                          --------------------------
                                                  Leonard E. Neilson

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $1,197.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $8,127,250 (Based on price of $0.24 per share on April 10, 2001)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                 Outstanding as of December 31, 2000
Common Stock, Par Value $0.0005                      61,154,342

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format.  Yes [  ]  No [X]

                           MEDISYS TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business............................................................. 3

Item 2.  Properties.......................................................... 12

Item 3.  Legal Proceedings................................................... 12

Item 4.  Submission of Matters to a Vote of Security
          Holders............................................................ 14

                                     PART II

Item 5.  Market for Registrant's Common Equity and
          Related Stockholder Matters........................................ 14

Item 6.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................... 15

Item 7.  Financial Statements and Supplementary Data......................... 17

Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure............................. 43

                                    PART III

Item 9.  Directors and Executive Officers of the
          Registrant......................................................... 43

Item 10. Executive Compensation.............................................. 46

Item 11. Security Ownership of Certain Beneficial
          Officers and Management............................................ 47

Item 12. Certain Relationships and Related Transactions...................... 49

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K................................................ 49

         Signatures.......................................................... 51

                                     PART I

Item 1.  Business

General Developments

         Medisys Technologies, Inc. ("Company") is a development stage Utah corporation focused on the commercialization of CoverTip(TM) hypodermic safety syringe and other sharps related medical devices.

         The Company owns a total of 20 U.S. and foreign patents covering medical safety devices and other products that offer proprietary, high-potential technology, and has additional patent applications pending for its medical devices in both the U.S. and overseas. To date, the Company has invested approximately $16,000,000 in the development of its proprietary products and patented intellectual property.

         To take advantage of the new market opportunity created by State and Federal safety regulatory guidelines first introduced by California in 1998, the Company adopted a strategy to focus on commercializing its proprietary group of safety needle devices, including its patented and current lead product, the CoverTipTM Hypodermic Safety Syringe.

         In December of 1998, the Company acquired Phillips Pharmatech Labs, Inc. (hereinafter referred to as "PPL"), which was expected to generate revenue for some of the Company's patented products and from the complementary healthcare product lines of PPL and its customers. However, PPL did not achieve expectations, ceased operations in May 2000 and filed for Chapter 7 bankruptcy protection.

         The Company's executive and administrative offices are located at 144 Napoleon Street, Baton Rouge, Louisiana 70802 and its telephone number is (225) 343-8022. The Company maintains its operations sales and marketing offices, in Bedminster, New Jersey.

Description of Business

         The Company is a diversified medical device company with a business strategy to design and develop products that address concerns about safety. The Company believes that medical device safety features, commanding a reasonable cost differential from standard, non-safety devices, will ultimately lower the cost of health care, enhance patient care and improve healthcare worker safety. The Company also believes that a substantial sales and profit opportunity exists for mandated safety devices.

         The Company's current business strategy is to commercialize its lead product, the CoverTipTM Hypodermic Safety Syringe, and to develop other products in the Medisys sharps safety device portfolio which address Federal and State mandates to reduce the occurrence of accidental needlesticks in the healthcare workplace setting. These products are similar in appearance, use and size to the standard non-safety devices commonly used and the Company believes that its safety medical devices can assist healthcare providers in meeting safety standards established by the U.S. Occupational Safety and Health Administration
(OSHA) to eliminate or minimize occupational exposure to bloodborne pathogens. Each of these products incorporates patented proprietary technology that enables a healthcare professional to use standard operating technique, but also provides fail-safe protection both during and after the medical procedure. As part of the Company's strategy of maximizing its investment in sharps safety device design and development, the Company has developed various products, sizes and adaptations for a range of medical diagnostic and treatment applications.

MEDICAL DEVICE SAFETY

         Management anticipates a growing market due to Federal and State Legislation mandating the conversion to safety protection devices that protect healthcare workers against the potential danger from accidental needlesticks. The transfer of infectious diseases from accidental needlesticks results in enormous economic and social costs. The possibility of infection from AIDS
(HIV), Hepatitis and other communicable diseases is a critical issue for healthcare workers, medical professionals, and healthcare institutions.

         Among the applications for needles in the medical setting are the injection of drugs (hypodermic syringes) and the drawing of blood and other bodily fluids (blood collection needles). The rate of accidental needlesticks reported by American Nurses Association is as high as 600,000 each year.
However, authorities believe that this number is much higher because many incidents are not reported. The potential for transmission of the Hepatitis C
(HCV), Hepatitis B (HBV) and the HIV (AIDS) viruses can occur from just one needlestick. In a study conducted by the American Nurses Association, the average cost of follow-up for a high-risk exposure is almost $3,000 per needlestick injury even when no infection occurs.1

         While the incidence of AIDS contracted through accidental needlesticks is low, the occurrence of Hepatitis and other infectious diseases compounds the problem and cumulatively results in high costs, liability, long-term care and productivity losses. The impact among individual healthcare workers tested, and the cost of both the testing and treatment, are enormous. For both Hepatitis B virus and HIV infections, the primary source of exposure is, according to the Center for Disease Control (CDC), a contaminated dirty needlestick.

         New York became the 17th state to pass sharps safety legislation. Signed into law on November 1, 2000, it is considered to be one of the most stringent yet in protecting health care workers from hazardous needlesticks. Also, on November 6, 2000, President Clinton signed into law the Needlestick Safety & Prevention Act which mandates the conversion to needle safety devices.

         Federal mandates for the use of sharps blunting systems for syringes were established in November 1999 when the U.S. Occupational Safety and Health Administration (OSHA) revised its 1991 bloodborne pathogens compliance directive to help minimize the serious health risks faced by workers exposed to blood and other potentially infectious materials, including HIV and the Hepatitis B and C viruses. The new directive emphasizes the importance of an annual review of an employer's bloodborne pathogens program and the use of safer medical devices to help reduce needlesticks and other sharps injuries. In response to the OSHA directive, the American Hospital Association (AHA) issued an advisory statement urging its members to comply with state regulations. The CDC also issued an Alert recommending the use of devices with safety features, which are an integral part of the device design, operate passively without requiring user activation, cannot be deactivated, and remain protective through the disposal procedure. The Company believes that national attention on the compelling need to adopt safety medical devices will focus increased attention on the Company's products. The Company is in a strategic position to capitalize on this demand because its portfolio of safety products uniquely meet proposed safety requirements. As a result of these national regulations and guidelines, the Company believes that the use of safety needle products is likely to increase significantly and achieve a dominant position in this market.

The Safety Needle Syringe Market

         The August 1998 Theta Report #850 on disposable medical suppliesreports that there were an estimated a total of 6.6 billion syringes and needles sold in the U.S. in 1997. Theta forecasts that the U.S. market will grow at an annual rate of between 6.8% and 7.3% through 2001, with total syringe sales reaching
8.7 billion units.

-------------
1 Testimony of the American Nurses Association Before the Subcommittee on Workforce Protections Committee on Education and the Workforce United States House of Representatives Presented by Karen Daley, MPH, RN 6/22/00

         Historically, the non-safety syringe market has been price competitive with little differentiation between products. New regulatory requirements, the economic pressures of avoiding product liability suits, negative publicity and pressure from healthcare worker organizations and medical safety advocates are strong motivators for the healthcare industry to adopt a relatively low-cost, easy-to-use safety syringe. In addition to price, suppliers are now competing for market share based on operating and safety features. The Theta report suggests that in 2001 safety syringes will command more than a 66% selling price premium over non-safety syringes. Theta predicts a 15% yearly U.S. growth rate in safety blood collection devices. The target markets for these devices include: 1) hospitals of all types (approximately 6,300 in the U.S. by year end
2000), 2) private practitioners (approximately 600,000 plus in the U.S. by year end 2000), 3) home healthcare providers, 4) clinics and, 5) nursing homes, and
6) EMT units. The global market has been estimated to be twice the size of the U.S. market.

         Until recent state legislation and more exacting regulatory directives compelled the healthcare industry to consider the safety aspects of medical devices, the industry was reluctant to convert from standard syringes to safety syringes because of the added costs and difficult technique changes necessary to use the more cumbersome devices now on the market. While unit cost is important, overall cost-in-use is critical for adoption of safety devices. Not only do safety syringes on the market cost more to produce than standard syringes, the in-service cost to train healthcare practitioners to use safety syringes places an added burden on the conversion rate. In all cases, current devices force upon the operator a change of habit. Safety devices currently in the marketplace are more complicated to use than standard devices. Typically, the operator must use a new methodology, either during or after the injection process. Sleeve syringes are awkward to use, provide inadequate protection and are susceptible to reuse by intravenous drug users. Retractable syringes incorporate retraction technology that requires some change in operating technique in order to retract the needle permanently into the barrel. Some products require two-handed application techniques, which actually present accidental needlestick opportunities. Activation studies indicate that, despite the potential danger of standard syringes, healthcare workers find it difficult to change long-held habits, especially in a fast-paced healthcare setting. One study found that 25% of the needle injuries since 1993, when the devices began being used by students, came from safety needle devices. The extensive, round-the-clock in-service training required to overcome the difficult technique changes necessary to use with many of these cumbersome devices must be factored in.

         Despite the inadequacies of safety devices currently available, the Company believes that the proliferation of interest and effort to convert to safety needle products, legal requirements, as well as tremendous support from the healthcare worker community will accelerate conversion to safety syringes. As the safety syringe market begins to demonstrate some differentiation, Management believes that CoverTipTM has superior advantages to products currently in the marketplace and to those to be introduced. The main advantages of the Company's safety syringe are its ability to virtually eliminate accidental neelesticks and its close similarity in use to a standard syringe. The passive, one-handed activation of CoverTipTM offers superior benefits to other available safety syringes. The Company cannot forecast prices of its products, but the Company believes that its safety devices have superior cost benefits and that its production costs should fall below devices with more complicated retractable and sleeve safety technologies and design thereby creating a product that has both benefits for its customers and attractive margins for its producer.

CoverTipTM Hypodermic Syringe

         The CoverTipTM Hypodermic Safety Syringe not only provides benefits over standard intramuscular (IM) syringes, but addresses each of the major issues associated with current safety syringes. The superiority of the CoverTipTM Safety Syringe exits in its conformity to unique, but simple, design criteria for safety, ease of use and cost. First, the window of opportunity for an accidental needlestick is virtually eliminated. The CoverTipTM device employs a design that provides protection from the sharp needle tip prior to withdrawal from the patient's skin, protecting the healthcare worker during the drug delivery process, as well as during the disposal of the used syringe. This virtually eliminates any contaminated needle exposure to the healthcare worker and offers an advantage over other safety syringes that require extraction from the patient's skin prior to implementation of various needle tip protection methods. Single usage of the syringe results in a locking of the protective sheath.

         Secondly, the device is easy to use with little or no additional training for the health care worker. In contrast to other safety syringes, the CoverTipTM device is identical to conventional syringes, employing standard syringe usage technique and requiring no costly instruction, medical in-service training, or habit changes for the healthcare professional. The safety feature is passive and automatic with no additional active steps required of the operator. One-handed usage increases safety and meets current OSHA standards. CoverTipTM is used just as any standard syringe with insertion of the needle into the patient's skin and depression of the syringe plunger to inject the medicine. As the syringe plunger is depressed, it automatically engages a micro-thin safety sleeve that advances down to cover the tip of the needle after penetration of the skin and subsequent insertion of the medicinal fluid. The needle blunting occurs prior to removal from the patient's skin, offering added protection, at the point of injection to the healthcare worker.

         Third, the device is fail-safe by relying entirely on positive mechanical action rather than on buttons, releases, springs, vacuums, or other such complicated additional steps. Finally, the design is economically acceptable, holding down production costs to a reasonable level as compared to both safety devices and current standard products. It is anticipated that the CoverTipTM safety syringe will maintain reasonable margins as it reduces costs in step with substantial market penetration and high volume production.

PreSafTM Lever Fulcrum Hypodermic Syringe

         PreSafTM is an intramuscular injection safety syringe designed primarily for pre-filled syringe application, which allows medication to be injected into the patient directly from a pre-filled vial. The pre-filled vial containing fluid medication is an existing component used by many pharmaceutical manufacturers. These applications typically include flu shots, pneumonia shots, AIDS serums, and other epidemic treatment or prevention therapies. Like CovertipTM, PreSafTM provides automatic passive protection before withdrawal from the patient's skin. A U.S. patent has been granted on this product. Concept design is complete. Prototypes, clinical development and FDA 510(k) submission are targeted for the year 2001. This device will be marketed as an OEM product and sold to pharmaceutical distribution producers of prefilled syringes.

DIAGNOSTIC SHARPS SAFETY

         The Company recognizes that diagnostic sharps applications are a critical area of medical device safety. These medical diagnostic products offer the potential for premium margins due to their high cost of procedure, unique presence in the market, and market specialization.

         This market segment is largely unexplored and significantly under-penetrated by safety device solutions and has less competition and fewer economic barriers to entry than those apparent in the hypodermic field. These products address a somewhat different customer base than the hypodermic end-user. Physicians and other more specialized technicians are the primary end-users of diagnostic sharps instruments. The specialized and professional aspects of these devices should offer high-margin opportunity to the company.

         To fill the need for diagnostic sharps safety protection, the Company has developed a line of devices with strong commercial potential. These devices work with standard blood collection needle accessories and are similar in appearance, size, and performance to conventional devices. The primary difference is the safety feature activated by the proprietary safety needle mechanism. Some of these devices are ready to enter the final phases of development.

         Blood collection needles are used to obtain a sufficient volume of blood for diagnostic procedures.

VacuSafTM

         This device, using CoverTipTM technology, covers and protects the sharp of a blood collection needle while it is still in the vein. The safety mechanism is activated and locked with the first use of a vacuum specimen tube. The sharp is rendered safe prior to withdrawal. The device provides protection to the user and waste handlers and produces the added benefit of protecting the vein lumens during the collection procedure. Version "Select" permits selection of needle gauge for use with a single adaptive shroud, while version "Fixed" is a pre-assembled unit, and safety mechanism, fixed to the shroud. Final design concept is essentially complete and prototyping and FDA 510(k) submission are targeted for 2001. The U.S. patent for this device is pending.

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

         The U.S. patent has been issued for SofDraw(TM), all filings are current and initial design development is complete through prototyping. A 510(k) application for marketing of the device is targeted for filing with the FDA when the working design is finalized. Given the shared technology between these devices and the CoverTipTM syringe, a fast track clearance for marketing by the FDA is reasonably anticipated by the Company.

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

         The Company was granted a U.S. patent for its BxDrawTM Fine Needle Aspiration Safety Device in October, 1999. BxDrawTM addresses the safety needs of diagnostic surgeons (orthopedic and general thoracic), radiologists, and other healthcare professionals, who may become exposed to bloodborne pathogens during fine needle fluid aspiration treatment. The Company believes that BxDrawTM is the first safety device in this product category. It is a physician specific device. The device provides user protection and reduces risks of carcinogen cell "needle tracking". It also doubles as a post procedure safe carrier for transport to pathology. Development and regulatory status are similar to SofDrawTM.

BX-T-DrawTM OBTSN

         "Obdurated Titanium Safety Needle." This device is designed for use with MRI (Magnetic Resonance Imaging) placement to take a tissue sample with a cutting needle. Concept design is complete and the company has a clear patent search. As with BxDraw(TM), the BX-T-DrawTM device should be specialty marketed to Radiologists, Oncologists, general surgeons and other diagnosticians.

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

Manufacturing

         Proceeds from the Company's financing commitments are being used principally to begin the production and commercial launch of CoverTipTM into an increasingly safety-conscious hospital supply market. Monies are also funding the regulatory approval process and prototype production of PreSaf(TM), VacuSaf(TM) and SofDrawTM.

         While industry capacity shortfalls exist, the Company believes a strategy of outsourcing manufacturing through syringe contract manufacturers should provide sufficient product supply for successful commercialization of its safety medical devices.

         In 2000, the Company entered into a multi-phase, proprietary agreement with Dispomedic 2000, a syringe manufacturer based in Dimona, Israel, for the production of CoverTipTM. The capabilities of Dispomedic are expected to provide the capacity necessary for the Company to play a significant role in the dramatically expanding safety syringe marketplace. Under the general terms of the Agreement, Dispomedic has begun manufacturing the CoverTip(TM) safety syringe.

         The Company has a long-term strategy to expand production into additional locations in Europe and in the United States. Plans include a possible manufacturing facility in Louisiana in connection with the acquisition of a USDA loan presently being pursued. However, these expansions are only proposed at this time and there can be no assurance that they will occur without the acquisition of significant capital.

         Dispomedic has incentive-based options to acquire shares in the Company in return for achieving production targets and price reductions for the Company's CoverTipTM safety syringes and for providing what management estimates to be up to a potential $12 million in capital value and manufacturing investments. As part of the Agreement, Dispomedic formed a marketing company, owned in part by the Company, to generate sales outside North America.

         At mid year 2000, Dispomedic and Medisys amended its agreement to add improvements to the CoverTip(TM) syringe which promise to make the product more effective and less costly. In late October of 2000, an initial shipment of CoverTip(TM) was delivered to the sales force to support pilot marketing efforts.

         At the end of the 4th quarter 2000 the first CoverTip(TM) purchase orders were received by the Company and the first quantity of commercial syringes were shipped by Dispomedic. However, the Company's validation of all production processes of the manufacturer in compliance with FDA GMP requirements have delayed distribution of commercial product and sales revenues until at least the 2nd quarter of 2001.

         Additional capital investment may be required to support higher speed assembly equipment.

         Due to the large capital investment required to manufacture multiple quantities of the CoverTipTM product, a later phase of the CoverTipTM market introduction campaign may require the involvement of additional third-party, big-company partners. The Company will explore potential joint venture arrangements that can address the manufacturing and marketing requirements effectively enough to gain significant market share for the medical device product category. The Company has identified over 20 large healthcare manufacturers as potential strategic partners through joint venture or licensing agreements but has not formally concluded any such agreements as of year-end 2000.

Marketing

         On May 15, 1998, the Company received FDA 510(K) clearance to market CoverTipTM. Simplicity of design with strong patent protection should combine to make the product available for market with a long revenue life cycle. The Company has now begun to market CoverTip(TM) in a customary medical market introduction/evaluation of the hypodermic product application to primary care clinics, home health and hospitals. A carefully planned three-phase regional market introduction and national rollout is underway to utilize traditional and non-traditional distribution and marketing tactics.

         The Company's strategy upon market launch is to pursue target syringe customers in a closely confined regional rollout. To maximize market presence and minimize total selling cost, many healthcare institutions are tied into buying groups, or group purchasing organizations (GPO's), which contract with major suppliers. Large GPO's have traditionally awarded exclusive contracts to their biggest suppliers, but they are responding to mounting pressures for conversion to safety syringes by signing less exclusionary contracts. Managed care organizations and insurers assume the burden of liability both for treatment and damages associated with accidental needlesticks. Recent GPO contracts contain provisions permitting the GPO to evaluate safety devices and enter into additional contracts with suppliers who have break-through technologies. The Company believes that its safety devices will qualify for GPO evaluation procedures.

         In addition, the Company will target non-GPO hospital and specialty customers, a potentially sizable market. Minimal market acceptance of CoverTipTM and its companion patented safety needle devices in niche markets will position the Company to acquire a competitive presence and brand recognition as the larger institutional market converts to safety products. As the superiority of the CoverTipTM device is validated, the Company plans to concurrently implement the GPO test markets necessary for an upgrade to CoverTipTM in the high-volume hospital market. This approach allows the Company to prepare for mass-market sales while generating early revenue in the niche markets.

         The Company plans to market its medical safety device products in the U.S. both through traditional and innovative independent distribution channels and directly to end-users. These will include Internet and direct marketing. Consulting marketing specialists and the engagement of a medical device marketing agency augment the Company's marketing program. Sales of CoverTipTM will be directed by sales specialists who have been hired to coordinate the efforts of sales brokers. Products will be shipped both directly and by medical distribution companies. Specialty sales and distribution personnel have been engaged to market to clinics, physicians, outpatient and treatment centers. Medisys received initial orders for CoverTip(TM) prior to year-end 2000 and has since completed an agreement for the sale of 40 millioin syringes from ATL, an 8K medical distributor.

Competition

         The safety medical device market is highly competitive. However, the advent of required safety protection will transform companies to a comparison of the various safety devices available. The Company believes that minimal market acceptance of CoverTipTM and their other patented safety devices will place the Company as a competitive presence in this marketplace. The Company will compete in the U.S. with companies that manufacture standard syringes and safety needles. Major competitors have better name recognition in the market, longer operating histories and are substantially larger and better financed than the Company. Such competitors may use their economic strength to influence the market to continue to buy their existing products. One or more of these competitors also could use their resources to improve their current products or develop additional products. New competitors may arise and may develop products that compete with the Company's products. In addition, new technologies may arise which could lower or eliminate the demand for the Company's products. The Company cannot predict the development of future competitive products or companies.

SAFETY IN WOMEN'S HEALTH

         While the Company has narrowed its strategic focus to Sharps Safety in the short term, in the long term, the Company intends to pursue completion of the design and development of its SofCepsTM and AmnioSafTM Ob/Gyn safety devices as financial resources become available. (SofCeps(TM) human birth assistance device had successful stillborn deliveries and was approaching live birth clinical studies prior to suspension of development. AmnioSaf(TM) obstetrical fluid collection safety syringe is still in the concept phase).

Backlog

         The Company presently has no backlog for any of its products other than the initial orders listed in the marketing section.

PATENTS AND TRADE SECRETS

         The Company owns 17 U.S. patents and three foreign patents protecting the Company's SofCepsTM, CoverTipTM, SofDrawTM, Multi-DrawTM, VetCeps, DisKlipTM, and Re-TyTM devices. These consist of U.S. Patent numbers 5122148, 5217467, 5318573, 5460611, 5496283, 5573539, 5593413, 5632750, 5681290,5687455
(two device patents), 5720727, 5785662, 5836054,  5846228,5910146,  5964735, and
5993418. The Company also owns one letters patent protecting the SofCepsTM device (no. 669116) from Australia. Eleven of the issued patents are being prosecuted internationally. Additionally, the Company has pending a mix of seven original and/or CIP applications. The Company also has a backlog of viable proprietary product concepts that meet company development criteria.

         The Company has obtained or filed trademark applications preserving its right to use the trademarks "VetCeps(R)", the "Medisys(R)" logo and "CoverTipTM". As the Company proceeds forward with the commercialization of these and other products, it will file U.S. and foreign trademark applications to protect selected product names.

         The Company intends to obtain copyright protection on its product packaging, instruction sheets, and such other Company materials that the Company believes significant to warrant procurement of copyrights.

GOVERNMENT REGULATION

         Generally, all medical devices in the USA are subject to FDA regulation under the Medical Device Amendments of the Federal Food, Drug and Cosmetic Act. Devices are classified into one of three categories; Class I, Class II or Class III, depending on their intended use and upon the degree of regulation necessary to provide reasonable assurance of their safety and effectiveness. The class into which any specific device is placed determines the requirements that must be met before a manufacturer may distribute the device in interstate commerce. Manufacturers intending to market a new or significantly modified device must submit to the FDA a pre-market notification. This notification must establish substantial equivalence in terms of safety and effectiveness, to a device already on the market in the United States prior to 1976, or to a device marketed after that date that has been determined to be substantially equivalent. The notification must be submitted at least 90 days prior to introducing the device into interstate commerce, or otherwise holding or offering the device for commercial distribution. Section 510(K) of the Medical Device Amendments provides for a pre-market notification requirement. No prototype is required, however, additional data from testing may be requested.

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

         Prior to Phase I testing of SofCepsTM, the Company applied to the FDA for a 510(K) exemption from Pre Market Approval (PMA) for marketing the SofCepsTM device. The FDA reviewed the Company's application and testing protocol. Based on Phase I data, the Company was allowed to continue its fetal demised clinical testing. Because of the Company's change of strategic focus, the Company has suspended all FDA pursuits with regard to SofCepsTM.

         The CoverTipTM safety device received 510(K) FDA clearance on May 15, 1998. This allows the Company to market the CoverTipTM device in the U.S. and provides a basis for approvals in other international markets. The approval of the CoverTipTM device should enhance the Company's ability to gain clearance for its other complementary safety devices.

         Medical device manufacturers are also required to comply with FDA Good Manufacturing Practices (GMP) with regard to each specific product manufactured and at each manufacturing location. The Company has retained the services of Dr. Stephen Liebermann, a former FDA employee and a consultant to the medical industry to assess that manufacturing facilities are in compliance.

         Other than the FDA, the Company does not believe that there are any existing or probable governmental regulations that would adversely affect the Company or its business.

PRODUCT LIABILITY AND LIABILITY INSURANCE

         The Company may be exposed to potential product liability claims by users of its products. The Company maintains $5,000,000 of products liability coverage for its CoverTip(TM) safety syringe. The Company currently maintains general business liability insurance limited to $1,000,000 coverage per occurrence and in the aggregate.

         All materials used in the Company's disposable products are standard medical materials compatible with present methods of hospital disposal in accordance with accepted practices and applicable laws.

EMPLOYEES

         As of December 31, 2000, the Company employed 9 individuals including part-time and full-time employees, managerial staff and executive officers. The Company anticipates adding management and employees in strategic areas.

         In addition to its employees, The Company uses the services of certain consultants on a contract basis. These consultants include, William David Kiesel, a patent attorney and Director of the Company; Carolyn Crochet(Edward Sutherland's sister) an accountant and bookkeeper; Joel Faden, an FDA consultant; Gary Schneberger, a development and manufacturing consultant; S/S Small Cap Network, consultant on financial relations and public relations; Investor Relations Group, consultants in investor relations services; Steve Stephenson, sales management; Malcolm Dunn, working in sales; Hal Smith, working in import, customer service, distribution and procurement; Stephen Lieberman, working in regulatory compliance and Quality Assurance; and Picus/Omega Solutions, redesigning the website. Richard Reisner, Director, also does part-time consulting work for the Company on financial matters.

Item 2.  Properties

         The Company leases office facilities consisting of approximately 1,500 square feet located in Baton Rouge, Louisiana from Diana and Ed Sutherland (Director). The lease calls for a monthly payment of $900 plus utilities and is an annual lease renewable in September of each year. The office is primarily devoted to administrative and financial activities. Additionally, the Company leases office space in Bedminster, New Jersey at a cost of $3,245 per month. The New Jersey office oversees operations including marketing, sales and development and acquisition of new products. The Company believes that all of its initial requirements for manufacturing, packaging, and storage will be met by its contract with Dispomedic.

Item 3.  Legal Proceedings

         On March 16, 2000, the Company filed a Complaint against Brett Phillips, Elbert Carl Anderson, William H. Morris, William Morris and Barbara Larkins in the United States District Court in and for the Middle District of Louisiana, alleging various securities law violations and related claims in connection with the 1998 acquisition by the Company from the defendants of PPL. The Company is seeking rescission of the acquisition, damages and other relief. The case was dismissed in Louisiana on a contractual venue provision. The case bears docket number 2:00CV00677ST in the United States District Court in Salt Lake City, Utah. The Company believes that the suit filed is in the best interests of the shareholders.

         On May 9, 2000, E. Carl Anderson, William Morris and Brett Phillips, filed a derivative action lawsuit in the United States District Court, Middle District of Florida, cash number 8:00CV905-T 24MSS against the Company and the current Directors of the Company. The action was filed by Messrs. Anderson, Morris and Phillips allegedly for and on behalf of the Company. The complaint alleges corporate waste in the form of excessive salaries and bonuses and other alleged wastes related to PPL. Additionally, plaintiff Anderson has made a demand for corporate records and to void the election of directors by the shareholders at the shareholders' meeting held in May 2000. The Complaint seeks injunctive relief, alleging a fraudulent election, and damages. Each of the plaintiffs in this action is also a defendant in the lawsuit previously filed by the Company on March 16, 2000 referenced above.

         PPL has filed for protection under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Middle District of Florida, Tampa Division.

         On August 24, 2000, a Magistrate for the United States District Court, Middle District of Florida, in the action brought by plaintiffs, Carl Anderson, William Morris and Brett Phillips, against various Directors of Medisys Technologies, Inc., issued a 39 page Report of Recommendation to the Federal District Court Judge. The Report followed an Evidentiary Hearing held before the Magistrate on plaintiffs' Motion for Preliminary Injunction, Defendants' Motion to Dismiss the Derivative Claims and defendants' Motion to Dismiss Plaintiff Anderson's Individual Claim. The Report recommended that the Federal District Court Judge deny plaintiffs' Motion for Preliminary Injunction and grant defendants' Motion to Dismiss the Derivative Claims and further dismiss plaintiff Anderson's Individual Claim. All parties were then permitted to file written responses with the Court before the Report and Recommendation was submitted to the Federal District Judge for final ruling. The Court subsequently ordered Medisys to retain counsel separate from the individual defendants. Various other pleadings have been filed and the plaintiffs now seek another injunction to enjoin the directors from using Company assets to solicit proxies. The parties now await the Federal District Court Judge's final ruling on the Magistrate's recommendations to dismiss. Pursuant to the Company's by-laws, the Company provides full indemnity to the defendant directors and/or former directors for fees and costs pending dismissal of the action. These directors have agreed and will be required to reimburse the Company in the event that any judgment is rendered against them which legally precludes indemnity.

         On October 11, 2000, the United States District Court for the District of Utah, Central Division, in the litigation brought by Medisys Technologies, Inc. against various defendants, including Carl Anderson, William Morris and Brett Phillips, concluded a two day Evidentiary Hearing on plaintiffs' Motion for Preliminary Injunction to make permanent a Temporary Restraining Order previously issued which sought an Order restraining the defendants from trading shares acquired as a result of the acquisition of PPL from the defendants. At the conclusion of the hearing, the Judge denied plaintiffs' Motion for Preliminary Injunction relief. Dissolution of a TRO can lead to the award of attorney's fees and reasonable provable damages in the discretion of the Court. The Court denied the defendants' subsequent motions to strike certain parts and the plaintiffs' claim and will hear additional motions in this mater as the case proceeds to a resolution on the merits of the claim. In a State Court claim filed by the Company for injunctive relief, the Court dissolved a Temporary Restraining Order against Messrs. Anderson, Morris and Phillips and awarded them attorney's fees, payable by the Company. The Company expects to appeal that Order of approximately $30,000 on advice of counsel.

         PPL is a party to various other legal proceedings. These primarily involve commercial claims and one action involves a former employee. The Company cannot predict the outcome of these lawsuits or the attempts by litigants to make Medisys a party to these legal proceedings and claims with certainty. Nor can the Company predict whether the outcome of any or all these proceedings, even if determined adversely, could have a material adverse effect on the Company's business or financial condition. There is a possibility that due to PPL discontinuing its operations, both PPL and the Company could be the subject of future actions, which the Company expects to vigorously defend. Case No. 3C063258 California Superior Court, Elaine Wilkes v. Phillips Pharmatech et al is one such case which Medisys has moved to be dismissed from. The final results are pending and the Company expects to vigorously defend any such allegations as they relate to Medisys.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company did not submit any matters to its shareholders during the three month period ended December 31, 2000.

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

                                             High           Low
         1999
                  First Quarter              .50            .13
                  Second Quarter             .38            .17
                  Third Quarter              .31            .15
                  Fourth Quarter             .78            .12

         2000
                  First Quarter             2.87            .57
                  Second Quarter            1.8750          .6563
                  Third Quarter             1.1563          .75
                  Fourth Quarter             .71            .1875

         2001
                  First Quarter              .37            .11

         As of December 31, 2000 there were approximately 550 holders of record of the Company's Common Stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The Company estimates that in excess of 5,000 shareholders of the Company hold their shares in the name of broker-dealers.

Dividend Policy

         The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Recent Sales of Unregistered Securities

         During 1998, the Company issued 2,448,767 shares of its common stock in satisfaction of accrued wages and accounts payable of $979,508. The Company also issued 881,255 shares of common stock for services, which shares were valued at the trading price of the common stock on the date of issuance, or an aggregate of $308,284. Further, the Company issued 546,666 shares of its common stock for cash for an aggregate of $170,000, and 760,112 shares were issued for interest expense and valued at $268,875. An additional 650,000 shares were issued to a shareholder pursuant to an arrangement to prevent dilution of the shares previously issued to the shareholder. Pursuant to its acquisition of PPL, the Company issued a total of 15,120,810 shares.

         In 1999, the Company issued 324,477 shares of its common stock in satisfaction of accrued wages of $90,000 and 3,305,737 shares for services and interest expense valued at $703,343. The shares issued for services and interest were valued at the trading price of the common stock on the date the shares were issued. The Company also issued 1,435,000 shares of its common stock to convert $303,000 of debentures payable. The Company issued 3,388,443 shares of its common stock for cash of $521,135. An additional 5,555,555 shares were issued for subscription receivables in the amount of $1,000,000. The Company issued 8,889 shares of its common stock from the exercise of warrants for cash of $10,000. Finally, certain officers and directors of the Company canceled 972,214 shares of common stock and the shares were reissued to convert a portion of the debentures payable.

         During 2000, the Company issued 588,500 shares of its common stock in satisfaction for debentures and notes payable of $144,500. The Company issued 3,384,984 shares of its common stock for services. The services were valued at the trading price of the common stock or the value of the service performed, whichever was more readily determinable on the date the shares were issued. The Company issued 896,608 shares of its common stock to convert debentures and accrued interest of $620,000 and $6,430, respectively. The Company issued 3,539,773 shares of its common stock for cash of $1,048,750. The Company incurred stock offering costs of $83,937 related to these stock-for-cash sales. Finally, the Company issued 188,833 shares of its common stock from the exercise of warrants for cash of $83,333. Additionally, the Company issued 5,500,000 shares for prepaid services and placed the shares into escrow. These shares were valued at $.32 as of December 31, 2000.

         Proceeds from the issuances of stock for cash were used to further research and development of the Company's products and for general operating expenses. Except for issuances made pursuant to the Company's equity line of credit and convertible debentures, the above issuances were made in private transactions in reliance upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereunder. Issuances pursuant to the equity line of credit and convertible debentures were issued pursuant to registration statements file with the Commission under the Securities Act of 1933, as amended.

         A more detailed description of the above issuances of shares is contained in the Company's Consolidated Statements of Stockholders' Equity and Notes 4 and 5 to the Consolidated Financial Statements, which can be found elsewhere within this Form 10-KSB.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

Results of Operations

         The net loss for the year ended December 31, 2000 ("2000") was $6,652,529 compared to $1,687,621 for the corresponding 1999 period. The increased loss is primarily attributed to losses incurred by the $2,043,697 increase in product research and development expenses related to the Company's products and the $2,611,919 increase in selling, general and administrative expenses due to ramping up of sales and marketing activity and increase in staff and contracts required to prepare for market introduction of CoverTip(TM). The Company also recognized a $554,477 loss from discontinued operations in 2000 due to the closing of PPL.

         Total operating expenses for 2000 were $5,770,013 compared to $1,042,483 for the 1999 period, a 453% increase primarily attributed to the costs associated with pre-market preparation and additional contractors and employees expenses and general overall growth of the Company as it prepared for CoverTip(TM) market introduction. Because available outside funding decreased until year-end 2000, the Company used cash on hand and from the sale of its common stock to pay for its ongoing research and development. Product research and development expenses increased 888% in 2000 to $2,273,682 from $230,075 in 1999, due to the commercialization of CoverTip(TM) and the development of SofDraw(TM), PreSaf(TM) and VacuSaf(TM). Depreciation and amortization increased 483% in 2000 to $85,241 from $14,627 in 1999 primarily due to re-amortization of patent costs.

         Net Operating Losses

         The Company has accumulated approximately $9,400,000 of net operating loss carry forwards as of December 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry-forwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carry forwards, which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 because the Company believes the carry forward may expire unused. Accordingly, the potential tax benefits of the loss carry forward is offset by a valuation allowance of the same amount.

Liquidity and Capital Resources

         In 2000, the Company realized net cash of $3,470,916 from financing activities, primarily through the private issuance of common stock and convertible debt placement. This compares to net cash of $641,437 in 1999, also from the private placement of common stock and placement of debentures with related parties.

         Net cash used by operations for the 2000 was $3,396,581, compared to net cash used of $389,681 for 1999. The increase in net loss and issuance of common stock for cash in 2000 was partially offset by the net increase in accounts payable in 2000. The Company used net cash by investing activities of $117,962 in 1999, primarily from the purchase of fixed assets and increase in patent costs. This compared to net cash used of $31,473 in 1999.

         The Company is currently technically in default on one note payable to an individual totaling $12,500. This note holder is not demanding repayment and the Company continues to accrue interest on that outstanding note.

         At December 31, 2000 the Company had total assets of $1,179,604 and stockholders' deficit of $1,333,977. In comparison, at December 31, 1999 the Company had total assets of $2,105,780 and total stockholders' deficit of $43,535. The 12% decrease in total assets and increase in stockholders' deficit in 2000 is primarily due to losses from the closing of PPL and increased losses from continuing operations.

         Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations into the second quarter of the year 2001. The Company intends to seek additional equity or debt capital through private and government sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. In 2000, the Company entered into a firm agreement for the acquisition of up to $14 million of capital from private sources. However, market conditions reduced the projected return on that funding to approximately $2 million. The Company is now preparing an application for a USDA loan in the amount of $4.5 million. The Company has retained Viscogliosi Brothers, LLC, an investment banking firm, as financial consultants to the Company for raising capital and exploring strategic relationships. If investment capital should fail for any reason to be realized, or if products under development are not adequate to fund the Company's future operations and it is unable to secure financing from the sales of its securities or from private lenders, The Company could experience additional losses, which could curtail the Company's operations or postpone product development and expansion plans.

         Additional funds, as realized, will be used to market CoverTip(TM) and for the development of SofDrawTM, PreSaf(TM) and VacuSaf(TM), and other general corporate business.

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

Recent Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." SFAS No. 133 established standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal y ears beginning after June 15, 2000. Management does not believe that SFAS No. 133 or SFAS No. 137 will have a material impact on the Company's financial statements.

Item 7.  Financial Statements and Supplementary Data

         The Company's Consolidated Balance Sheet as of December 31, 2000 and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2000, and 1999 have all been examined to the extent indicated in their report by HJ & Associates, independent Certified Public Accountants, and have been prepared in accordance with generally accepted accounting principals and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

                                 C O N T E N T S


Independent Auditors' Report .............................................. 19

Consolidated Balance Sheet ................................................ 20

Consolidated Statements of Operations ..................................... 22

Consolidated Statements of Stockholders' Equity (Deficit).................. 23

Consolidated Statements of Cash Flows ..................................... 28

Notes to Consolidated Financial Statements ................................ 30

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Medisys Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheet of Medisys Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999 and from inception of the development stage on April 1, 2000 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medisys Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and from inception of the development stage on April 1, 2000 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company is a development stage company with no significant operating results, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.



By: /s/ HJ & Associates
-----------------------
HJ & Associates, LLC
Salt Lake City, Utah
April 7, 2001

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS

                                                              December 31,
                                                                      2000
                                                               -----------
CURRENT ASSETS

   Cash                                                        $   201,678
   Accounts receivable, net (Note 1)                                   446
   Inventory (Note 1)                                                4,944
   Prepaid expenses                                                420,000
                                                               -----------

     Total Current Assets                                          627,068
                                                               -----------

FIXED ASSETS (Note 1)

   Computers and equipment                                          63,221
   Leasehold improvements                                            2,195
   Furniture and fixtures                                           37,410
   Accumulated depreciation                                        (95,655)
                                                               -----------

     Total Fixed Assets                                              7,171
                                                               -----------

OTHER ASSETS

   Deposits                                                         15,835
   Patent and trademark costs, net (Note 1)                        529,530
                                                               -----------

     Total Other Assets                                            545,365
                                                               -----------

     TOTAL ASSETS                                              $ 1,179,604
                                                               ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           December 31,
                                                                                   2000
                                                                           ------------
CURRENT LIABILITIES
   Accounts payable                                                        $    175,358
   Accrued expenses                                                              53,318
   Notes payable - shareholders (Note 4)                                         12,500
   Debentures payable (Note 6)                                                1,421,740
                                                                           ------------

     Total Current Liabilities                                                1,662,916
                                                                           ------------

NET LIABILITIES IN EXCESS OF THE ASSETS OF DISCONTINUED
 OPERATIONS (Note 9)                                                            850,665
                                                                           ------------

     Total Liabilities                                                        2,513,581
                                                                           ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 100,000,000 shares
    authorized of $0.0005 par value,
    61,154,342 shares issued and outstanding                                     30,577
   Additional paid-in capital                                                17,408,805
   Treasure stock (Note 2)                                                     (450,000)
   Stock subscriptions receivable (Note 2)                                     (175,000)
   Prepaid expenses (Note 5)                                                 (1,760,000)
   Accumulated deficit prior to the development stage                       (13,669,966)
   Accumulated deficit since the inception of the development stage          (2,718,393)
                                                                           ------------

     Total Stockholders' Equity (Deficit)                                    (1,333,977)
                                                                           ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $  1,179,604
                                                                           ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                      From
                                                                                                  Inception of
                                                                                                  Development
                                                                                                    Stage on
                                                                                                    April 1,
                                                                  For the Years Ended             2000 Through
                                                                      December 31,                December 31,
                                                               2000              1999                 2000
                                                        ------------------  ------------------  ------------------
REVENUES                                                $            1,197  $            1,973  $              574
                                                        ------------------  ------------------  ------------------

OPERATING EXPENSES

   Cost of sales                                                     1,137                 523                 458
   Product research and development                              2,273,682             230,075             634,247
   Depreciation and amortization                                    85,241              14,627              63,931
   Selling, general and administrative                           3,411,150             799,231           1,847,747
                                                        ------------------  ------------------  ------------------

     Total Operating Expenses                                    5,771,210           1,044,456           2,546,383
                                                        ------------------  ------------------  ------------------

OPERATING LOSS                                                  (5,770,013)         (1,042,483)         (2,545,809)
                                                        ------------------  ------------------  ------------------

OTHER INCOME (EXPENSES)

   Interest income                                                  44,381                  65              37,836
   Interest expense                                               (372,420)           (282,547)           (210,420)
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expenses)                                (328,039)           (282,482)           (172,584)
                                                        ------------------  ------------------  ------------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                            (6,098,052)         (1,324,965)         (2,718,393)

INCOME TAXES                                                        -                   -                   -
                                                        ------------------  ------------------  ------------------

LOSS FROM CONTINUING OPERATIONS                                 (6,098,052)         (1,324,965)         (2,718,393)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 9)                                              (554,477)           (362,656)             -
                                                        ------------------  ------------------  ------------------

NET LOSS                                                $       (6,652,529) $       (1,687,621) $       (2,718,393)
                                                        ==================  ==================  ==================

BASIC LOSS PER SHARE (Note 1)

   Loss from continuing operations                      $            (0.10) $            (0.04)
   Loss from discontinued operations                                 (0.01)              (0.01)
                                                        ------------------  ------------------

     Basic Loss Per Share                               $            (0.11) $            (0.05)
                                                        ==================  ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                  Additional                  Stock
                                          Common Stock              Paid-In    Treasury   Subscription    Prepaid   Accumulated
                                     Shares         Amount          Capital      Stock      Receivable    Expenses    Deficit
                                  ------------   ------------   -------------- ---------   ------------  ---------- ----------
Balance, December 31, 1998          34,009,757        $17,004       $8,122,813   $   -     $ (175,000)   $   -     $(8,048,209)

Common stock issued for
 subscription receivable             5,555,555          2,778          997,222       -     (1,000,000)       -               -

Common stock issued for
 services rendered                   2,121,619          1,061          424,282       -             -         -               -

Common stock issued for
 accrued wages                         324,477            162           89,838       -             -         -               -

Common stock canceled                 (972,214)          (486)             486       -             -         -               -

Common stock issued to
 convert debentures payable          1,435,000            717          302,283       -             -         -               -

Issuance of common stock
 from exercise of common
 stock warrants                          8,889              5            9,995       -             -         -               -

Common stock issued for
 interest expense                    1,184,118            592          277,408       -             -         -               -

Common stock issued for cash         3,388,443          1,694          519,441       -             -         -               -

Cash received on stock
 subscription receivable                    -              -                -        -        100,000        -               -

Net loss for the year ended
 December 31, 1999                          -              -                -        -             -         -      (1,687,621)
                                  ------------   ------------   -------------- -------   ------------  -------      ----------

Balance, December 31, 1999          47,055,644         23,527       10,743,768       -     (1)075,000        -      (9,735,830)
January 1, 2000, warrants
 granted below market value                 -              -             7,227       -             -         -               -

January through February 2000,
 common stock and warrants
 issued for cash at $0.25
 per share                           2,555,000          1,277          637,473       -             -         -               -

January through March 2000,
 common stock issued to convert
 debentures and notes payable
 at $0.25 per share                    588,500            294          144,206       -             -         -               -

January 2000, common stock
 and warrants issued for cash
 at $0.18 per share                    333,332            167           59,833       -             -         -               -
                                  ------------   ------------   -------------- -------   ------------  -------     -----------

Balance Forward                     50,532,476   $     25,265   $   11,592,507 $     -   $ (1,075,000) $     -     $(9,735,830)
                                  ------------   ------------  --------------  -------   ------------  -------     -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                  Additional                  Stock
                                          Common Stock              Paid-In    Treasury   Subscription    Prepaid   Accumulated
                                     Shares         Amount          Capital      Stock      Receivable    Expenses    Deficit
                                  ------------   ------------   -------------- ---------   ------------  ---------- ----------
Balance Forward                     50,532,476   $     25,265   $   11,592,507  $    -  $ (1,075,000)   $    -     $(9,735,830)

January 12, 2000, common stock
 issued for services rendered
 valued at approximately $0.36
 per share                           1,500,000            750          534,750       -             -         -               -

January 14, 2000, common stock
 issued for warrants exercised at
 $1.00 per share                         3,833               2           3,831       -             -         -               -

January 20, 2000, common stock
 issued for services rendered valued
 at approximately $1.94 per share      535,777            268        1,037,800       -             -         -               -

January 26, 2000, common stock
 issued for services rendered valued
 at approximately $1.94 per share       13,333              7           25,826       -             -         -               -

February 1, 2000, common stock
 issued for services rendered valued
 at $0.25 per share                    632,954            316          157,922       -             -         -               -

February 1, 2000, warrants issued
 below market value                          -              -          166,195       -             -         -               -

February 3, 2000, common stock
 warrants exercised at $0.40 per
 share                                 180,000             90           71,910       -             -         -               -

February 17, 2000, common stock
warrants exercised at $1.50 per
 share                                   5,000              3            7,497       -             -         -               -

February 22, 2000, warrants granted
 below market value                          -              -           77,903       -             -         -               -

February 28, 2000, warrants granted
 below market value                          -              -           86,260       -             -         -               -

February through April 2000, cash
 received on stock subscription
 receivable                                  -              -                -       -       450,000         -               -

Conversion discount on debentures
 (see Note 6)                                -              -          300,000       -             -         -               -

March 10, 2000, common stock
 issued for services rendered valued
 at approximately $1.44 per share       51,400             26           73,854       -             -         -               -
                                  ------------   ------------   --------------  ------  ------------    ------  --------------

Balance Forward                     53,454,773   $     26,727   $   14,136,255  $    -  $   (625,000)   $    -  $   (9,735,830)
                                  ------------   ------------   --------------  ------  ------------    ------  --------------

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                  Additional                  Stock
                                          Common Stock              Paid-In    Treasury   Subscription    Prepaid   Accumulated
                                     Shares         Amount          Capital      Stock      Receivable    Expenses    Deficit
                                  ------------   ------------   --------------  ---------  ---------    ----------  -----------
Balance Forward                     53,454,773   $     26,727   $   14,136,255  $    -  $   (625,000)   $    -     $(9,735,830)

March 31, 2000, common stock
 issued for services rendered valued
 at approximately $1.44 per share       50,000             25           71,850       -             -         -               -

April 3, 2000, common stock issued
 for services rendered valued at
 approximately $1.51 per share          25,000             12           37,613       -             -         -               -

April 3, 2000, warrants granted
 below market value                          -              -           20,484       -             -         -               -

April 4, 2000, common stock
 issued for services rendered valued
 at approximately $1.26 per share       34,222             17           43,134       -             -         -               -

May 12, 2000, common stock
 issued for services rendered
 valued at approximately $1.78
 per share                               5,626              3            9,997       -             -         -               -

June 1, 2000, common stock
 issued for services rendered valued
 at approximately $0.85 per share      211,480            106          180,071       -             -         -               -

June 7, 2000, warrants granted
 below market value                          -              -            8,270       -             -         -               -

June 8, 2000, warrants granted
 below market value                          -              -            7,647       -             -         -               -

June 19, 2000, common stock
 issued for services rendered valued
 at approximately $0.94 per share       11,522              6           10,796       -             -         -               -

June 28, 2000, common stock
 issued for services rendered valued
 at approximately $1.25 per share       26,000             13           32,518       -             -         -               -

Repurchase common stock by
 canceling stock subscription
 receivable (see Note 2)                     -              -                -   (450,000)   450,000         -               -

July 24, 2000, common stock
 issued for services rendered
 valued at $0.94 per share               3,723              2            3,498       -             -         -               -
                                  ------------   ------------   --------------  ---------  ---------    ------     -----------

Balance Forward                     53,822,346   $     26,911   $   14,562,133  $(450,000) $(175,000)   $    -     $(9,735,830)
                                  ------------   ------------   --------------  ---------  ---------    ------     -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                  Additional                  Stock
                                          Common Stock              Paid-In    Treasury   Subscription    Prepaid   Accumulated
                                     Shares         Amount          Capital      Stock      Receivable    Expenses    Deficit
                                  ------------   ------------   -------------- ---------   ------------  ---------- ----------
Balance Forward                     53,822,346   $     26,911   $   14,562,133 $(450,000) $ (175,000)   $    -     $(9,735,830)

July 26, 2000, common stock
 issued to convert debentures
 payable at approximately $0.75
 per share                             132,687             66           99,934       -             -         -               -

July 26, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.75 per share                           477              -              359       -             -         -               -

July 26, 2000, common stock
 issued for services rendered valued
 at approximately $0.78 per share      100,000             50           78,050       -             -         -               -

August 3, 2000, common stock
 issued for services rendered valued
 at approximately $0.81 per share       17,713              9           14,374       -             -         -               -

August 7, 2000, common stock
 issued to convert debentures
 payable at approximately $0.71
 per share                             176,903             88          124,912       -             -         -               -

August 7, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.71 per share                         1,298              1              916       -             -         -               -

August 21, 2000, common stock
 issued for services rendered valued
 at approximately $1.14 per share       10,901              5           12,455       -             -         -               -

August 31, 2000, common stock
 issued to convert debentures
 payable at approximately $0.69
 per share                             109,234             55           74,945       -             -         -               -

August 31, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.69 per share.                        1,274              1              874       -             -         -               -

September 6, 2000, common stock
 issued to convert debentures
 payable at approximately $0.69
 per share                             218,468            109          149,891       -             -         -               -
                                  ------------   ------------   --------------  ---------  ---------    ------     -----------

Balance Forward                     54,591,301   $     27,295   $   15,118,843  $(450,000) $(175,000)   $    -     $(9,735,830)
                                  ------------   ------------   --------------  ---------  ---------    ------     -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                  Additional                  Stock
                                          Common Stock              Paid-In    Treasury   Subscription    Prepaid   Accumulated
                                     Shares         Amount          Capital      Stock      Receivable    Expenses    Deficit
                                  ------------   ------------   -------------- ---------   ------------  ---------- ----------
Balance Forward                     54,591,301   $     27,295   $  15,118,843  $(450,000) $ (175,000)   $    -     $(9,735,830)

September 6, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.69 per share                         2,767              1           1,899        -             -         -               -

September 21, 2000, common stock
 issued to convert debentures
 payable at approximately $0.68
 per share                             250,000            125         169,875        -             -         -               -

September 21, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.68 per share                         3,500              2           2,378        -             -         -               -

September 21, 2000, common stock
 issued for services rendered valued
 at approximately $0.81 per share       50,000             25          40,575        -             -         -               -

October 2, 2000, common stock
 issued for services rendered valued
 at $0.74 per share                     25,000             13          18,487        -             -         -               -

October 9, 2000, common stock
 issued for services rendered valued
 at approximately $0.51 per share       15,000              7           7,632        -             -         -               -

October 12, 2000, common stock
 issued for cash at approximately
 $0.54 per share                          651,441           326        349,674       -             -         -               -

November 8, 2000, common stock
 issued for services rendered valued
 at $0.75 per share                     13,333              7           9,993        -             -         -               -

December 13, 2000, common stock
 issued for services rendered valued
 at approximately $0.31 per share       51,000             25          15,887        -             -         -               -

December 28, 2000, common stock
 issued for services rendered valued
 at $0.25 per share                      1,000              1             249        -             -         -               -

Stock offering costs                         -              -         (83,937)       -             -         -               -

Common stock issued for prepaid
 services (see Note 5)               5,500,000          2,750       1,757,250        -             -  (1,760,000)            -

Net loss for the year ended
 December 31, 2000                           -              -               -        -             -         -      (6,652,529)
                                  ------------   ------------   -------------   ---------  ---------  -----------  -----------

Balance, December 31, 2000          61,154,342   $     30,577   $  17,408,805   $(450,000) $(175,000) $(1,760,000) $16,388,359)
                                  ============   ============   =============   =========  =========  ===========  ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                                   From
                                                                                                                Inception of
                                                                                                                Development
                                                                                                                 Stage on
                                                                                                                  April 1,
                                                                                  For the Years Ended           2000 Through
                                                                                      December 31,              December 31,
                                                                                2000             1999               2000
                                                                          ---------------   ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                               $    (6,652,529)  $     (1,687,621) $     (2,718,393)
   Adjustments to reconcile net income to net cash used
    by operating activities:
     Common stock issued for services and interest                              2,419,025            703,343           515,631
     Depreciation and amortization                                                 85,241             14,628            63,931
     Warrants issued below market value                                           373,986             -                 36,401
     Conversion discount on debentures                                            300,000             -                150,000
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables and advances                                2,054              2,184             2,394
     (Increase) decrease in inventory                                               2,785             (2,444)            2,785
     (Increase) decrease in prepaids and deposits                                (413,672)            -               (413,672)
     Increase (decrease) in accounts payable                                      110,509            (39,843)           31,210
     Increase (decrease) in accrued expenses                                     (127,676)           249,615           (56,518)
     Increase (decrease) in reserve for discontinued operations                   503,696            370,451            -
                                                                          ---------------   ----------------  ----------------

       Net Cash Used by Operating Activities                                   (3,396,581)          (389,681)       (2,386,231)
                                                                          ---------------   ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in patent costs                                                       (94,276)           (31,473)          (84,374)
   Purchase of fixed assets                                                       (23,686)            -                (11,767)
                                                                          ---------------   ----------------  ----------------

       Net Cash Used by Investing Activities                                     (117,962)           (31,473)          (96,141)
                                                                          ---------------   ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds (payments) from payable - shareholders                                (27,230)            10,302            -
   Proceeds from the issuance of common stock                                   1,048,750            521,135           350,000
   Stock offering costs                                                           (83,937)            -                (31,500)
   Payments received on stock subscription receivable                             450,000            100,000            50,000
   Proceeds from the exercise of warrants                                          83,333             10,000            -
   Proceeds from debentures payable                                             2,000,000             -              1,000,000
                                                                          ---------------   ----------------  ----------------

       Net Cash Provided by Financing Activities                          $     3,470,916   $        641,437  $      1,368,500
                                                                          ---------------   ----------------  ----------------

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                                   From
                                                                                                                Inception of
                                                                                                                Development
                                                                                                                 Stage on
                                                                                                                  April 1,
                                                                                  For the Years Ended           2000 Through
                                                                                      December 31,              December 31,
                                                                                2000             1999               2000
                                                                          ---------------   ----------------  ----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                         $       (43,627)  $       (220,283) $     (1,113,872)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  245,305             25,022         1,315,550
                                                                          ---------------   ----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $       201,678   $        245,305  $        201,678
                                                                          ===============   ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

   Income taxes                                                           $        -        $         -       $         -
   Interest                                                               $        28,520   $            699  $          8,874

NON-CASH FINANCING ACTIVITIES

   Stock issued for services and interest expense                         $     2,419,025   $        703,343  $        515,631
   Stock issued in payment of accrued expenses and
    accounts payable                                                      $         6,430   $         90,000  $          6,430
   Stock issued to convert debentures and notes payable                   $       764,500   $        303,000  $        620,000
   Stock issued for stock subscription receivable                         $        -        $      1,000,000  $         -
   Repurchase of common stock by canceling stock subscription
     receivable                                                           $       450,000   $         -       $        450,000
   Stock issued for prepaid expenses                                      $     1,760,000   $         -       $      1,760,000

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a. Business Organization

              The Company was incorporated on March 17, 1983 under the laws of the State of Utah. The Company subsequently ceased its original business activity in 1985 and thereafter primarily investigated and sought new business opportunities and was reclassified as a development stage company until December of 1998 when it acquired Phillips Pharmatech Labs, Inc. (Phillips). The Company reentered the development stage effective April 1, 2000 as a result of Phillips ceasing all operations (see Note 9).

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

                         Leasehold improvements                 5 years
                         Furniture and fixtures                 5 years
                         Computers and equipment                5 years

              Depreciation expense for the years ended December 31, 2000 and 1999 was $28,241 and $13,340, respectively.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              c. Patent and Trademark Costs

              The capitalized costs of obtaining patents consists of legal fees and associated filing costs. These patent costs will be amortized over the shorter of their legal or useful lives. The Company has numerous patents in various stages of development and the application process. Several patents have been granted but are being developed further in a continuation-in-part (CIP) status until the development of a commercial product is complete, the related product has received FDA (Food and Drug Administration) clearance and is in a marketable condition ready for sale. Once patents have been granted, FDA approval obtained, and sales commenced, no further costs associated with the patent are capitalized. As of December 31, 2000, the Company has received twenty individual patents related to medical products and devices with the related costs being amortized over the estimated useful life (17 years) of the patents. Management has determined that estimated future cash flows from this product will be sufficient to recover the capitalized basis of the costs associated with that patent. The other capitalized costs are for patents that have not yet been received and are considered to have continued viability according to management of the Company with no significant events occurring which would impair the value of the capitalized costs associated with the individual patents.

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

              Patent and trademark costs incurred are as follows:
                                                                  December 31,
                                                                   2000
                                                             -----------------
                         Patents                             $         579,828
                         Trademarks                                     11,961
                                                             -----------------

                         Subtotal                                      591,789
                         Less accumulated amortization                 (62,259)
                                                             -----------------

                         Total                               $         529,530
                                                             =================

              Amortization expense for the years ended December 31, 2000 and 1999 was $57,000 and $1,288, respectively.

              d. Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              e. Cash and Cash Equivalents

              For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

              f. Income Taxes

              At  December  31,  2000,   the  Company  had  net  operating  loss
              carryforwards of approximately $9,400,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                     For the Years Ended
                                                                                          December 31,
                                                                            --------------------------------------
                                                                                  2000                1999
                                                                            ------------------  ------------------
              Income tax benefit at statutory rate                          $        1,347,838  $          259,804
              Change in valuation allowance                                         (1,347,838)           (259,804)
                                                                            ------------------  ------------------

                                                                            $           -       $           -
                                                                            ==================  ==================

              Deferred tax assets (liabilities) are comprised of the following:

                                                                                      For the Years Ended
                                                                                           December 31,
                                                                            --------------------------------------
                                                                                  2000                1999
                                                                            ------------------  ------------------

              Income tax benefit at statutory rate                          $        3,576,470  $        2,228,632
              Change in valuation allowance                                         (3,576,470)         (2,228,632)
                                                                            ------------------  ------------------

                                                                            $           -       $           -
                                                                            ==================  ==================

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

              g. Principles of Consolidation

              The consolidated financial statements include the accounts of Medisys Technologies, Inc. (parent), Medisys Technologies, Inc. (Medisys) a wholly owned subsidiary and Phillips Pharmatech, Inc. (Phillips) a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

                    MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -      ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING  POLICIES
              (Continued)

              h.  Revenue Recognition

              Revenue is recognized upon shipment of goods to the customer.

              i.  Inventory

              Inventory is carried at the lower of cost or market value using the first-in, first-out method. Inventory consists of finished goods.

              j.  Basic Loss Per Share
                                                                                     For the Years Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                  2000               1999
                                                                            ------------------  ------------------
              Basic loss per share from continuing operations:
                 Income (loss) - numerator                                  $       (6,098,052) $       (1,324,965)
                 Shares - denominator                                               58,406,082          37,152,674
                                                                            ------------------  ------------------
                 Per share amount                                           $            (0.10) $            (0.04)
                                                                            ==================  ==================

              Basic loss per share from discontinued operations:

                 Income (loss) - numerator                                  $         (554,477) $         (362,656)
                 Shares - denominator                                               58,406,082          37,152,674
                                                                            ------------------  ------------------
                 Per share amount                                           $            (0.01) $            (0.01)
                                                                            ==================  ==================

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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              n.  Accounts Receivable

              Accounts receivable are shown net of the allowance for doubtful accounts of $-0- at December 31, 2000.

              o.  Change in Accounting Principle

              The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

              The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

              The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2 -      STOCK SUBSCRIPTION RECEIVABLE

              During 1999, the Company issued 5,555,555 shares of common stock for $1,000,000. Payment for the common stock was made with a non-interest bearing promissory note. Those shares were being held in escrow as collateral until the note was to be paid. During the year ended December 31, 2000, $550,000 on the note had been paid and the balance of $450,000 was forgiven by the Company in order to repurchase 1,000,000 of the shares of common stock (the Company also canceled 900,000 common stock warrants as a result of the transaction). These shares are being held by the Company as treasury stock.

              During  1996,  the Company  issued  100,000  shares of  restricted common stock upon the exercise of common stock warrants representing the same number of shares, having an exercise price of $1.75 per share. Payment for the common stock was made with a non- interest bearing four year promissory note with the due date being extended to May 2001 during 2000. The related shares are being held by the Company as collateral for the promissory note. The shares have been reflected as issued and outstanding with a corresponding $175,000 stock subscription receivable reflected as a reduction of stockholders' equity.

NOTE 3 -      NOTES PAYABLE - SHAREHOLDERS

              Notes payable - shareholders consisted of the following:

                                                                         December 31,
                                                                             2000
                                                                      -----------------
              Note payable to Cynthia F. Vatz, unsecured, dated
               October 19, 1993 at 8%; principal and interest
               delinquent since August 18, 1994.                      $          12,500
                                                                      -----------------

                       Total                                                     12,500

                       Less current portion                                     (12,500)
                                                                      -----------------

                       Total long-term portion                        $           -
                                                                      =================

              The note payable is technically in default. The related note holder has not demanded repayment however the Company is continuing in the process of locating this shareholder and negotiating repayment terms.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 4 -      COMMON STOCK

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

              During 2000, the Company issued 588,500 shares of its common stock in satisfaction for debentures and notes payable of $144,500. The Company issued 3,384,984 shares of its common stock for services. The services were valued at the trading price of the common stock or the value of the service performed, whichever was more readily determinable on the date the shares were issued. The Company issued 896,608 shares of its common stock to convert debentures and accrued interest of $620,000 and $6,430, respectively. The Company issued 3,539,773 shares of its common stock for cash of $1,048,750. The Company incurred stock offering costs of $83,937 related to these stock for cash sales. Finally, the Company issued 188,833 shares of its common stock from the exercise of warrants for cash of $83,333.

NOTE 5 -      COMMITMENTS AND CONTINGENCIES

              During 1996,  the Company  adopted a Simplified  Employee  Pension
              (SEP) Plan. The Plan enables the Company to make an annual discretionary contribution to be allocated to employees on a prorata basis according to their compensation for the year. In addition, employees have the option to make voluntary Retirement Savings Contributions in amounts not to exceed 15% of their annual compensation. The Company elected to not make a contribution for the year ended December 31, 2000. The Company has no other bonus, profit sharing or deferred compensation plans for the benefit of its employees, officers or directors except if discussed elsewhere.

              The Company currently has employment contracts with Edward P. Sutherland and Kerry Frey whereby they each received salaries of $12,500 per month during 2000 and will receive salaries of $15,000 per month during 2001.

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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 5 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Legal Issues

              On March 16, 2000, the Company filed a Complaint against Brett Phillips, Elbert Carl Anderson, William H. Morris, Marilyn Morris and Barbara Larkins in the United States District Court in and for the Middle District of Louisiana, alleging various securities law violations and related claims in connection with the 1998 acquisition by the Company from the defendants of Phillips Pharmatech Labs, Inc. (Phillips). The Company is seeking recission of the acquisition, damages and other relief. The case was dismissed in Louisiana on a contractual venue provision. The case bears docket number 2:00CV00677ST in the United States District Court in Salt Lake City, Utah The Company believes that the suit filed is in the best interests of the shareholders.

              On May 9, 2000, E. Carl Anderson, William Morris and Brett Phillips, filed a derivative action lawsuit in the United States District Court, Middle District of Florida, case number 8:00CV905-T 24SS against the Company and the current Directors of the Company. The action was filed by Messrs. Anderson, Morris and Phillips allegedly for and in behalf of the Company. The complaint alleges corporate waste in the form of excessive salaries and bonuses and other alleged wastes related to Phillips. Additionally, plaintiff Anderson has made a demand for corporate records and to void the election of directors by the shareholders at the shareholders meeting held in May 2000. The Complaint seeks injunctive relief, alleging fraudulent election, and damages. Each of the plaintiffs in this action is also a defendant in the lawsuit previously filed by the Company on March 16, 2000 referenced above.

              On August 24, 2000, a Magistrate for the United States District Court, Middle District of Florida, in the action brought by Plaintiffs Carl Anderson, William Morris and Brett Phillips against various directors of Medisys Technologies, Inc., issued a 39 page Report and Recommendation to the Federal District Court Judge. The Report followed an Evidentiary Hearing held before the Magistrate on Plaintiffs' Motion for Preliminary Injunction,
              Defendants' Motion to Dismiss the Derivative Claims and Defendants' Motion to Dismiss Plaintiff Anderson's Individual claim. The Report recommended that the Federal District Court Judge deny Plaintiffs' Motion for Preliminary Injunction and grant Defendants' Motion to Dismiss the Derivative Claims and further dismiss Plaintiff Anderson's Individual Claim. All parties were then permitted to file written responses with the Court before the Report and Recommendation was submitted to the Federal District Judge for final ruling. The Court subsequently ordered Medisys to retain counsel separate from the individual defendants. Various other pleadings have been filed and the plaintiffs now seek another injunction to enjoin the directors from using Company assets to solicit proxies. The parties now await the Federal
              District Court Judge's final ruling on the Magistrate's recommendations to dismiss. Pursuant to the Company's by-laws, the Company provides full indemnity to the defendant directors and/or former directors for fees and costs pending dismissal of the action. These directors have agreed and will be required to reimburse the Company in the event that any judgment is rendered against them which legally precludes indemnity.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 5 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Legal Issues (Continued)

              On October 11, 2000, the United States District Court for the District of Utah, Central Division, in the litigation brought by Medisys Technologies, Inc. against various defendants, including Carl Anderson, William Morris and Brett Philips, concluded a two day Evidentiary Hearing on Plaintiff's Motion for Preliminary Injunction to make permanent a Temporary Restraining Order (TRO) previously issued, which sought an Order restraining the defendants from trading shares acquired as a result of the acquisition of Phillips Pharmatech Labs from the Defendants. At the conclusion of the hearing, the Judge denied Plaintiff's motion for preliminary injunctive relief. Dissolution of a TRO can lead to the award of attorney's fees and reasonable provable damages in the discretion of the Court. The Court denied the defendants' subsequent motions to strike certain parts and the plaintiffs' claim will hear additional motions in this matter as the case proceeds to a resolution on the merits of the claim. In a State Court claim filed by the Company for injunctive relief, the Court dissolved the injunction that prevented the transfer of shares of the Company's stock held by Messrs. Anderson, Morris and Phillips and awarded them attorney's fees of approximately $30,000, payable by the Company. The Company anticipates proceeding with an appeal following the entry of the Court's order.

              Phillips is a party to various other legal proceedings. These primarily involve commercial claims and one action involves a former employee. The Company cannot predict the outcome of these lawsuits, or the attempts by litigants to make Medisys a party to these legal proceedings and claims with certainty. Nor can the Company predict whether the outcome of any or all these proceedings, even if determined adversely, could have a material adverse effect on the Company's business or financial condition. There is a possibility that due to Phillips discontinuing its operations, both Phillips and the Company could be the subject of future actions, which the Company expects to vigorously defend. Case No. 3C063258 California Superior Court, Elaine Wilkes v. Phillips Pharmatech et al is one such case which Medisys has moved to be dismissed from. The final results are pending and the Company expects to vigorously defend any such allegations as they relate to Medisys.

              Phillips has filed for protection under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Middle District of Florida, Tampa Division.

              Manufacturing Agreement

              On January 19, 2000, the Company entered into a manufacturing agreement for the production of the Company's patented syringes. The Company has agreed to pay $500,000 cash and issue 7,000,000 shares of its common stock as part of the agreement. At December 31, 2000, $500,000 had been paid and 1,500,000 shares had been released from escrow as payment. The remaining 5,500,000 shares have been issued and placed into an escrow account until the services are completed. These shares are being classified as prepaid expenses (in the stockholders' equity section of the consolidated balance sheet) until the services are completed. The 5,500,000 shares in escrow have been recorded at the trading price of the stock on December 31, 2000 or $0.32 per share and will be revalued on the date the services are completed and the shares are released out of escrow.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 6 -      CONVERTIBLE DEBENTURES

              The Company received a $2,000,000 face value 6% convertible debenture. The conversion price of the debentures is the lower of 85% of the market price of the Company's common stock at the conversion date or $2.00. The conversion discount of 15% has been charged to interest expense in the amount of $300,000. The Company converted $620,000 of the debenture into common stock by issuing 887,292 shares during the third quarter of 2000. The Company also converted $41,740 of accrued interest on the debenture to the principal balance during 2000 The principal balance of the debenture at December 31, 2000 was $1,421,740. The debenture matures as follows: $421,740 on August 31, 2001, $500,000 on November 12, 2001 and $500,000 on December 31, 2001. The Company also issued warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $2.00 per share.

NOTE 7 -      COMMON STOCK WARRANTS

              During the year ended December 31, 2000, the Company issued warrants to acquire 3,576,752 shares of common stock. These warrants were issued at exercise prices ranging from $0.50 to $2.00. The warrants issued in 2000 have maturities of three to five years. All warrants issued in 2000 were to non-employees of the Company. The following tables summarize the information regarding warrants outstanding at December 31, 2000. All the warrants are exercisable at December 31, 2000.

                      Warrants outstanding at January 1, 2000                        10,859,849
                      Warrants granted                                                3,576,752
                      Warrants canceled                                             (3,192,409)
                      Warrants exercised                                              (188,833)
                                                                              ----------------

                      Warrants outstanding at December 31, 2000                      11,055,359
                                                                              =================

                      Weighted average exercise price of warrants
                        outstanding at December 31, 2000                      $            1.36
                                                                              =================

                                                              Number of           Weighted
                                                              Warrants            Average             Weighted
                                                            Outstanding at        Remaining           Average
                                                              December 31,       Contractual          Exercise
                      Range of Exercise Prices                2000                  Life                Price
                      ------------------------          ------------------  ------------------  ------------------

                      $0.25 - $0.75                              5,832,692         1.96         $             0.55
                      $1.00 - $1.25                              1,267,204         1.96         $             1.25
                      $1.5625 - $2.00                            1,994,700         1.94         $             1.97
                      $2.625 - $4.25                             1,960,763         2.09         $             3.25

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 7 -      COMMON STOCK WARRANTS (Continued)

              The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model with the following assumptions:
                                                          2000
                                                     -------------
                      Risk-free interest rate        6.06% - 6.66%
                      Expected life                        3 Years
                      Expected volatility              1.88 - 1.99
                      Dividend yield                           0.0

              As a result of applying SFAS No. 123, the Company had an expense of $373,986 during the year ended December 31, 2000. The expense is included in the general and administrative amount in the statement of operations.

NOTE 8 -      GOING CONCERN

              The Company's consolidated financial statements have been prepared using generally accepting accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, relating to its research and development efforts and has no significant operating revenues. Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations into the second quarter of the year 2001. The Company intends to seek additional equity or debt capital through private and government sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. In 2000, the Company entered into a firm agreement for the acquisition of up to $14 million of capital from private sources. However, market conditions reduced the projected return on that funding to approximately $2 million. The Company is now preparing an application for a USDA loan in the amount of $4.5 million. The Company has retained an investment banking firm as financial consultants to the Company for raising capital and exploring strategic relationships. The Company also expects to generate revenue from the sales of its proprietary products.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 9 -      DISCONTINUED OPERATIONS

              Effective April 1, 2000, Phillips ceased all operations. The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Phillips. The financial statements have been retroactively restated to reflect this event. The Company has established a reserve for discontinued operations of $850,665 which consists of net liabilities in excess of recoverable assets at December 31, 2000. No tax benefit has been attributed to the discontinued operations.

                                                                                         December 31,
                                                                            -------------------------------------
                                                                                       2000           1999
                                                                            -----------------  ------------------
              NET SALES                                                     $         300,431  $        2,714,846
                                                                            -----------------  ------------------

              OPERATING EXPENSES

                Cost of sales                                                         267,480           2,017,321
                General and administrative                                            172,776             926,783
                Depreciation                                                           20,066              74,442
                                                                            -----------------  ------------------

                  Total Operating Expenses                                            460,322           3,018,546
                                                                            -----------------  ------------------

              LOSS FROM OPERATIONS                                                   (159,891)           (303,700)
                                                                            -----------------  ------------------

              OTHER INCOME (EXPENSES)

                Loss on write down of assets                                         (386,940)             -
                Interest expense                                                       (7,646)            (58,956)
                                                                            -----------------  ------------------

                  Total Other Income (Expense)                                       (394,586)            (58,956)
                                                                            -----------------  ------------------

              LOSS BEFORE INCOME TAXES                                               (554,477)           (362,656)

              INCOME TAXES                                                             -                   -
                                                                            -----------------  ------------------

              LOSS FROM DISCONTINUED OPERATIONS                             $        (554,477) $         (362,656)
                                                                            =================  ==================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         This item is not applicable.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The current Executive Officers and Directors of the Company are as follows:

        Name                       Age             Position
Edward P. Sutherland               54      Chairman, CEO, Treasurer and Director
Kerry M. Frey                      55      President, COO and Director
William David Kiesel               56      Director
Robert L. diBenedetto, MD          71      Director
Timothy Andrus, MD                 51      Director
Charles Potter, MD                 52      Director
Richard H. Reisner                 57      Director
Bruce S. Morra, PhD                47      Director
Paul L. Ray                        54      Director

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

MANAGEMENT

         Mr. EDWARD P. SUTHERLAND is the Chairman/CEO, Treasurer and a co-founder of the Company. Mr. Sutherland received a Bachelor of Arts Degree from Louisiana State University in 1968, and a Juris Doctor Degree from Louisiana State University in 1974. He was in private law practice from 1974 until he co-founded the Company in 1992. Mr. Sutherland has over 25 years of business, professional and personnel management expertise in the private and public sectors including over eight years of experience in forming, developing and managing a start-up company in the medical R&D industry. His background includes strategic planning, financing, administration, policy formulation and execution, personnel education, general office management, bookkeeping, taxation, and interface with governmental agencies including the Food and Drug Administration (FDA) and the Securities and Exchange Commission (SEC). While practicing as an attorney, Mr. Sutherland also developed a comprehensive background in hospital and medical practice, and product liability litigation. He is currently admitted to practice in New York and in Louisiana.

         Mr. KERRY M. FREY is the President and Chief Operating Officer and has over 28 years of experience in the health care industry. Mr. Frey became an Officer and a Director of the Company in November 1994. Mr. Frey received a Bachelor of Arts Degree from Southeastern Louisiana University in 1969. His background includes marketing and sales, as well as general management. Mr. Frey was associated with Johnson and Johnson Hospital Services for ten years in the development of multi-company corporate marketing programs and services. He served as Vice President of Marketing as well as VP of Sales. Mr. Frey has coordinated strategic assessment of the dynamic healthcare market, including managed care, integrated provider systems and healthcare reform. Previous consulting assignments have included integrated healthcare systems such as the General Health System and the Florida Hospital; futuristic health delivery planning with Walt Disney Development Company. He also consulted for Qualitycare, Inc., a medical distributor company, and has served on the boards of a medical software company and a start-up minority distributor.

DIRECTORS

         Dr. Robert L. diBenedetto, Director. (Note: Dr. diBenedetto has informed the Company of his intention to retire at the end of his term) Dr. diBenedetto, a co-founder of the Company, received his Doctorate of Medicine in 1952 from the Louisiana State University Medical School and served his internship at Mercy Hospital from 1952 to 1953, and his residency in Obstetrics and Gynecology at Charity Hospital, New Orleans, Louisiana from 1956 to 1959. Dr. diBenedetto has been engaged in the private practice of Obstetrics and Gynecology from 1959 to the present and has recently received recognition as one of the top fifty physicians in the United States. His hospital affiliations include Woman's Hospital Foundation, Baton Rouge, Louisiana where he has served as Chairman of the Board of Directors from 1984 to 1990, and he is also affiliated with Our Lady of the Lake Hospital, Baton Rouge General Hospital and Earl K. Long Hospital. Dr. diBenedetto is a past President and CEO of the Louisiana Medical Insurance Company, a major provider of medical malpractice insurance. He also serves, or has served, on the following committees: Chairman, Dialogue with Congress; Area-wide Health Planning; Liaison with Organized
Specialties; Chairman, Maternal & Child Health; Member, Committee on Professional Liability of American College of Obstetrics and Gynecology; Member, Committee on Ethics of American College of Obstetrics and Gynecology; Past Chairman, Louisiana Delegation to American Medical Association. His professional organizations include: Chairman & Legislative Liaison, Louisiana Section of the American College of Obstetricians and Gynecologists; Past Chairman, Louisiana Delegation to the American Medical Association; South Central OB/GYN Society; clinical Associate Professor of OB/GYN, L.S.U. School of Medicine - New Orleans, Louisiana; American Fertility Society; Treasurer, Louisiana Medical Political Action Committee.

         Mr. WILLIAM DAVID KIESEL is a Director and a co-founder of the Company. During the past 25 years he has been actively engaged in advising numerous start-up businesses. During that period he has supported more that 100 start-up companies in all aspects of their businesses, including structuring of R&D programs, financial planning, management, as well as, marketing and sales of their new products. These companies have varied in size and encompass organizations offering a wide spectrum of products, including medical devices and pharmaceutical products. In addition to his current position with Medisys, he serves as the business manager of his own 25 person patent law firm. He has also provided to his clients fair market and liquidation's valuations of patents, trademarks, and other intellectual property. Mr. Kiesel received from Louisiana State University a B.S. Degree in Mathematics in 1966, a M.S. Degree in Nuclear Engineering in 1970, and a Juris Doctor Degree in law in 1970. Mr. Kiesel has been a registered patent attorney and engaged in the private practice of law since 1971 specializing in patent law and related legal areas. Mr. Kiesel has served as Adjunct Professor at the Louisiana State University Law School teaching courses in Patent Law.

         DR. TIMOTHY ANDRUS is a Director. Dr. Andrus became a Director of the Company in November 1996. He received his Doctor of Medicine degree from the Louisiana State University Medical School in New Orleans in 1975 and completed his residency in Obstetrics and Gynecology there in 1979. He is Board Certified in Obstetrics and Gynecology and has been in private practice in Baton Rouge, Louisiana for over 20 years. He was Chief of Staff of Woman's Hospital in Baton Rouge in 1991. He was elected to the Board of Directors of Woman's Hospital in 1995 and became Chairman of the Board of Directors in 2000. He was a founding member and President of Louisiana Women's Healthcare Associates, a single specialty group practice in Baton Rouge, LA. Dr. Andrus received an MBA degree from Louisiana State University in Baton Rouge, LA in 1996.

         DR. CHARLES POTTER is a Director. He received his training at Michigan State University in Lansing Michigan and at Washington University School of Medicine in St. Louis Missouri. He is Board certified in Otolaryngology and is in private practice in Springfield, Illinois. Dr. Potter served for six years on the Board of Directors of Springfield Clinic and has acted as a consultant for several medical device companies including, Xomed, Smith & Nephew, Storz of St. Louis, and Instrumentarium. Storz and Instrumentarium market medical devices which bear Dr. Potter's name.

         Mr. RICHARD H. REISNER was appointed as a Director in September of 2000. He comes to Medisys with extensive background in the medical device industry. In 1992 he co-founded Exogen, Inc. and served as its Vice President and Chief Financial Officer until it was sold to Smith & Nephew, PLC in 1999. Mr. Reisner remained an employee of Exogen through June 30, 2000. After June 30, 2000 Mr. Reisner was a self-employed consultant. Prior to that, Mr. Reisner has held top-level executive management and advisory positions in several public and private companies including Cirrus Diagnostic, Inc., Datascope Corp., Pain Suppression Labs, and Electro-Biology, Inc., all of which manufactured, marketed and sold medical devices and instruments. He is a Certified Public Accountant and holds a BS degree from Benjamin Franklin University.

         DR. BRUCE S. MORRA is a Director and currently serves as President, COO and CFO of two development-stage biomedical companies, Biopore Corporation and Polygenetics, Inc. in Los Gatos, California. Dr. Morra is responsible for the strategic direction and financial planning for the companies, and for establishing option/licensing agreements. Prior to his current position, Dr. Morra served as President and COO of Flamel Technologies, Inc., the U.S. subsidiary of Flamel Technologies S.A. From the company's inception in 1993, Dr. Morra led the strategic development of the company's advanced polymer-based delivery technologies for medical applications. He was responsible for pre-market development of Flamel's first commercial drug delivery product, and negotiated partnerships with pharmaceutical, biotechnology and medical device companies. Before joining Flamel, he had more than 13 years of domestic and international experience in general management, product management, marketing, business development and R&D. Dr. Morra earned his Ph.D. and MS in polymer sciences and engineering, and his MBA from the University of Massachusetts. He graduated magna cum laude with BSE in chemical engineering from Princeton University.

         Mr. PAUL L. RAY is a Director and has 32 years of management experience in the medical device industry and has provided management consulting services to a broad variety of medical companies. He was most recently President, CEO and Chairman of Image Guided Technologies in Boulder, Colorado from 1994 until the company, which develops and manufactures optical localizers for medical and industrial applications, was sold last August to a specialty surgical and medical products company, Stryker Corporation. . Before joining IGT, Mr. Ray was Managing Partner and Director of Paradigm Partners, LLC, a venture investment firm. Until 1989, Mr. Ray was President, CEO and Chairman of Allertech, Inc., which he co-founded in 1984. He currently serves on the Board of Directors of Boulder Technology Incubator, a not-for-profit corporation funded by Colorado businesses, public sources and entrepreneurs to help technology-based start-up companies succeed. He also holds the position of Co-Vice Chairman of the Governor's Commission of Science and Technology for Colorado and serves on the Advisory Board of the School of Mines' Division of Engineering. In addition to several corporate board memberships, Mr. Ray was Director of the University of Colorado Technology Transfer Corporation from 1996 to 1999 and founded the
Colorado Biomedical Venture Center. He received his BS degree from Ball State University in Muncie, Indiana.

Section 16(a) Beneficial Ownership Reporting Compliance

         Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports were timely prepared for filing and submission by the individual directors to the Securities and Exchange Commission.

Compensation of Directors

         Presently and through May 1, 2001 the Chairman of the Board is to receive $1,000 per non-meeting month, $1,800 (in person) per meeting month; Secretary to receive $600.00 per non-meeting month, $1,600 (in person) per meeting month; Treasurer to receive $400.00 per non-meeting month or $1,400 (in person) per meeting month. If a Director holds more than one office, then he/she will only receive compensation for the highest paid office. All other Directors receive $1,000 per meeting attended in person or $500 attended via telephone. Committee members receive $200 (in person or via phone) per committee meeting. Committee Chairperson to receive $300 additional. All fees are paid in stock with prices determined by the closing bid price on the last day of the month following the meeting. All Board members annually receive the number of shares of restricted stock necessary to equal $5,000 in value based on the average bid price for the year. The Company has the authority to issue warrants in lieu of restricted stock. The exercise price of the warrants is based on the average closing price of March 23, 2001.

         Effective May 1, 2001 through May 1, 2002 each non-employee Board member will receive $1,500 for Board meetings attended in person or $500 by phone. Committee meetings: 1) In conjunction with Board meeting each member receives $1,500 in person or $500 by phone; 2) Separate, with Interstate Travel $1,500 in person or $500 by phone; 3) Separate, without Interstate Travel $500 in person or $500 by phone. Committee Chairpersons receive an annual fee of $1,000 in addition to meeting fees. Secretary receives an annual fee of $2,000 in addition to meeting fees. All cash fees will be accrued until sufficient cash is available for payment. Payment will be approved by the Board. The Company reserves the right to pay all or part of the accrued fees in restricted stock. All Board members elected on May 9, 2001 will receive 140,000 fully vested, cashless warrants priced at the closing bid price of Medisys common stock on May 8, 2001. Starting in May 2002, any current Directors re-elected to the Board after serving for one year or more will receive the number of fully vested, cashless warrants equal to 0.08% of the outstanding Medisys shares on the day prior to their re-election. These will be priced at the closing bid price of Medisys common stock on the day prior to their election. New Board members elected after May 9, 2001 will receive the number of fully vested, cashless warrants equal to 0.2% of the outstanding Medisys shares on the day prior to their re-election. These will be priced at the closing bid price of Medisys common stock on the day prior to their election. All warrants will be exercisable immediately, have a 10-year expiration date and a prohibition on selling any shares obtained with the warrants for a period of one year from granting of the warrants. Out of town Directors are reimbursed for reasonable travel expenses.

Changes in Control

         Control of the company has not changed substantially since December 31, 1999.

Item 10. Executive Compensation

         The following table sets forth all cash compensation actually paid (and not deferred) by the Company for services rendered to the Company for the years ended December 31, 1998, 1999 and 2000 to the Company's Chief Executive Officer and Chief Operating Officer.


                           Summary Compensation Table

Name and                                                                          Other
Principal                                                                        Annual       All Other
Position                            Year         Salary          Bonus        Compensation   Compensation
--------                            ----         ------          -----        ------------   ------------
Edward P. Sutherland                1998             -0-             -0-           -0-            (1)
C.E.O.                              1999      $  46,154(3)    $ 100,000(2)         -0-            (3)
                                    2000      $ 150,000       $  50,000(4)         -0-            -0-

Kerry M. Frey,                      1998             -0-             -0-           -0-            (1)
President and                       1999      $  46,154(3)    $ 100,000(2)         -0-            (3)
C.O.O.                              2000      $ 150,000       $  43,750(4)         -0-            -0-

(1) In 1999, Mr. Sutherland and Mr. Frey were authorized by the Board to be issued 300,000 shares each of restricted common stock as a compromise and deferral of bonus compensation for the year 1998. (Frey and Sutherland abstained from the vote.) On the date of the meeting authorizing the shares, the Company's common stock had a closing bid price of $0.18.
(2) In March 2000, the Board of Directors voted a $100,000 cash Bonus to Mr. Frey and Mr. Sutherland as additional compensation for 1999 (Frey and Sutherland abstained from voting as to their own compensation). That sum was paid in full in the year 2000.
(3) No cash salaries, wages or bonuses were paid to any of the officers between April 1997 and December 1999. The officers voluntarily deferred their cash salaries and bonuses on a month-to-month basis ultimately compromising and deferring them for restricted stock and/or interest bearing promissory notes. Beginning in December 1999 and ending in April 2000, all past wages which had been deferred by notes, were redeemed with cash ($62,500 in 2000). All non-cash and non-note deferred compensation ($37,500) had been deferred and compromised through the issuance of restricted stock, the bid price for the month deferred, except for the month of November in which 250,000 shares each were authorized to be issued to the officers pursuant to mandatory renegotiation provisions in their contracts. (Frey and Sutherland abstained from the vote with regard to their own compensation. The Company had the limited right to repurchase those shares for $0.10 per share but chose not to exercise that right).
(4) Cash bonus compensation was paid as earned pursuant to the officers meeting specific contractual requirements. No stock or option bonuses have been paid to officers for the year 2000.

Employment Agreements

         The Company entered into 3 year employment agreements with Edward P. Sutherland and Kerry Frey respectively for the years 2000, 2001 and 2002 calling for a first year salary of $150,000 plus insurance, benefits, expenses and performance based bonus provisions. The $150,000 base salary was the same as it had been for the previous two years without increase. Year 2001 called for a base salary increase to $180,000 plus insurance, benefits, expenses and performance based bonuses and 2002 calls for a stepped increase on an annual basis to $210,000 plus insurance, benefits, expenses and performance based bonuses.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best knowledge of the Company, as of December 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address of                 Number of Shares       Percentage of
Beneficial Owner                    Beneficially Owned(1)    Ownership
Robert L. diBenedetto*                   727,795(2)              1.2%
  144 Napoleon Street
  Baton Rouge, La 70802
William David Kiesel*                  2,581,932(3)              4.2%
  2355 Drusilla Lane
  Baton Rouge, LA 70809
Edward P. Sutherland*                  2,184,973(4)              3.6%
  144 Napoleon Street
  Baton Rouge, LA 70802
Kerry Frey*                            1,933,511(5)              3.2%
  144 Napoleon Street
  Baton Rouge, LA 70802
Timothy Andrus*                        1,187,598(6)              1.9%
  144 Napoleon Street
  Baton Rouge, LA 70802
Charles Potter*                        2,215,923(7)              3.5%
  1025 South 7th Street
  Springfield, IL 62703

Richard Reisner*                             -0-(8)                0%
   2644 Far View Drive
   Mountainside, NJ 07092
Dr. Bruce Morra*                             -0-(9)                0%
   51 Spring House Lane
   Basking Ridge, NJ 07920
Paul Ray*                                    -0-(10)               0%
   594 Wild Horse Circle
   Boulder, CO 80304
Dispomedic                             7,000,000(11)            11.4%
   1291 Mettler Road
   Huntingdon, PA 19006
Carl Anderson                          6,187,198(12)             9.9%
  19235 US Hwy 41 N.
  Lutz, FL 33549
Brett Phillips                         4,786,893(13)             7.6%
  8767 115th Avenue N.
  Largo, FL 33773
William & Marilyn Morris               6,493,726(14)            10.3%
  2804 Smitter Road
  Tampa, FL 33618
Medisys Reform Committee
Year 2001                             12,109,524(15)            19.8%
  c/o Carl Anderson
  19235 Lutz Highway 41 North
  Lutz, FL 33549
Directors and officers                10,831,732(16)            16.8%
  as a group (9 persons)

* Director
** Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.
1. As of December 31, 2000 there was 61,154,342 shares of common stock outstanding. Individual share amounts are as of December 31, 2000 unless otherwise indicated in the footnotes. These figures do take into consideration stock purchase warrants owned by certain officers, directors and shareholders, entitling the holders to purchase an aggregate of 8,008,750 shares of common stock and which are currently exercisable. Therefore, for purposes of the table above, as of the date hereof, 69,163,092 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of March 19, 2001 and assumes the exercise of stock purchase warrants held by such person (but not by anyone else) exercisable within sixty days.
2. Includes 276,000 shares which may be acquired by Dr. diBenedetto pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $3.18 per share.
3. Includes 927,166 shares which may be acquired by Mr. Kiesel pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.74 per share, of which 300,000 warrants are held in the name of Roy, Kiesel & Tucker, 20,000 warrants are held in the name of Nu Vue Corp. and shares are held by Mr. Kiesel for his two sons in trust.
4.       Includes shares held in the name of Diana B. Sutherland, wife of Edward
         P. Sutherland and as trustee for James Sutherland, minor son of Mr. Sutherland, and 259,000 shares which may be acquired by Mr. Sutherland pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.29 per share.
5. Includes 147,400 shares which may be acquired by Mr. Frey pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.29 per share.
6. Includes 206,982 shares which may be acquired by Dr. Andrus pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $ .50 per share.
7. Includes 1,400,000 warrants exercisable within sixty days at the average exercise price of $.50 per share.

8.       Mr. Reisner joined the Board in October of 2000.
9.       Dr. Morra joined the Board in March of 2001.
10. Mr. Ray joined the Board in March of 2001. Mr. Ray purchased 25,000 share of stock in an open market transaction in February 2001.
11. As of March 19, 2001, Dispomedic held 5,850,000 shares of record, 3,500,000 of which are held in escrow by the Company. Dispomedic holds no warrants.
12. This figure is estimated, since this shareholder has not provided other information. Includes 1,471,118 shares which may be acquired by Mr. Anderson pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.50 per share. These warrants have been voted to be cancelled by the Company.
13. This figure is estimated, since this shareholder has not provided other information. Includes 1,660,542 shares which may be acquired by Mr. Phillips pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.50 per share. These warrants have been voted to be cancelled by the Company.
14. This figure is estimated, since this shareholder has not provided other information. Ms. Morris is the wife of Bill Morris, a director of the Company. Includes 1,660,542 shares which may be acquired by Ms. Morris pursuant to the exercise of stock purchase warrants exercisable within sixty days at the average exercise price of $1.50 per share. The Company has been advised that Ms. Morris has sole voting power over the shares indicated above and control over the warrants. These warrants have been voted to be cancelled by the Company.
15. In reliance on the Schedule 13D filed with the Securities and Exchange Commission on April 2, 2001, Medisys Reform Committee Year 2001, LLC, Brett J. Phillips, William H. Morris, Marilyn L. Morris and E. Carl Anderson reported that they beneficially own and have shared voting and dispositive power over 12,109,524 of the Company's common stock. In further reliance on the Schedule 13D, of the above referenced shares Brett J. Phillips is the record owner of 2,475,260 shares; William H. and Marilyn Morris are the record owners of 4,823,184 (of which 124,969 shares are in joint name and 4,688,215 shares are in the name of Marilyn Morris); and E. Carl Anderson is the record owner of 4,811,080 shares. It is believed that these share amounts are reflected in the amounts depicted next to each individual's name in the above table.
16. Includes 3,316,548 shares which may be acquired by the Company's officers and directors pursuant to the exercise of stock purchase warrants exercisable within sixty days at exercise prices ranging from $.0375 to $4.25 per share.

Item 12. Certain Relationships and Related Transactions

         The law firm of Roy, Kiesel & Tucker, PLC has been used for patent work. The patent bill-ins for 2000 were $86,266. William David Kiesel is both a shareholder and director of Roy, Kiesel & Tucker, PLC and is the Corporate Secretary and a Director of Medisys. Other attorneys of Roy, Kiesel & Tucker, PLC do bill the Company for their time and the Company does reimburse Roy, Kiesel & Tucker, PLC for expenses incurred on the behalf of the Company. Richard Reisner, (Director) also performs financial consulting work for the Company on a limited basis.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Exhibits

           2.1*      Acquisition Agreement and Plan of Reorganization.
           2.2**     Acquisition and Share Exchange Agreement
           3.1(i)*   Articles of Incorporation and all amendments thereto
           3.2(ii)*  By-Laws of Registrant
           3.3       Amended By-Laws
           4.1*      Specimen of Common Stock Certificate
          10.1*      Lease Agreement on Registrant's principal place of business
          21.1***    Subsidiaries

    *    Previously filed as Exhibit to Form 10-SB.
    **   Previously filed as Exhibit to Form S-8 filed October 15, 1998.
    ***  Previously filed as Exhibit to Form 10-KSB for December 31, 1999

(b)  No Form 8-K was filed for the three-month period ended December 31, 2000.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MEDISYS TECHNOLOGIES, INC.


                                  BY:   /S/ EDWARD P. SUTHERLAND
                                  --------------------------------
                                            EDWARD P. SUTHERLAND
                                            Chairman and Chief Executive Officer
                                            DATE:  April 16, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  BY: /S/  EDWARD P. SUTHERLAND
                                  --------------------------------
                                           EDWARD P. SUTHERLAND
                                  Chairman, Chief Executive Officer and
                                  Director
                                  DATE:  April 16, 2001


                                  BY: /S/  KERRY M. FREY
                                  --------------------------------
                                           KERRY M. FREY
                                  President, Chief Operating Officer and
                                  Director
                                  DATE:  April 16, 2001


                                  BY: /S/ WILLIAM D. KIESEL
                                  --------------------------------
                                          WILLIAM David KIESEL
                                  Corporate Secretary and Director
                                  DATE:  April 16, 2001


                                  BY: /S/ DR. ROBERT DIBENNEDETTO
                                  --------------------------------
                                          DR. ROBERT DIBENNEDETTO
                                  Director
                                  DATE:  April 16, 2001


                                  BY: /S/ DR. TIMOTHY ANDRUS
                                  --------------------------------
                                          DR. TIMOTHY ANDRUS
                                  Director
                                  DATE:  April 16, 2001


                                  BY: /S/ DR. CHARLES POTTER
                                  --------------------------------
                                          DR. CHARLES POTTER
                                  Director
                                  DATE:  April 16, 2001


                                  BY: /S/ RICHARD REISNER
                                  --------------------------------
                                          RICHARD REISNE
                                  Director
                                  DATE:  April 16, 2001


                                  BY: /S/ DR. BRUCE MORRA
                                  --------------------------------
                                          DR. BRUCE MORRA
                                  Director
                                  DATE:  April 16, 2001


                                  BY: /S/ PAUL RAY
                                  -----------------
                                          PAUL RAY
                                  Director
                                  DATE:  April 16, 2001