Form 10QSB
period 2001-03-31
MEDISYS TECHNOLOGIES INC
filed 2001-05-17
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

                     Class                   Outstanding as of March 31, 2001
                     -----                   --------------------------------
                 Common Stock,                          65,732,335
         Par Value $0.0005 par value

Transitional Small Business Disclosure Format (check one):   Yes [ ]; No [X]

                           MEDISYS TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                         Page
                                     PART I

Item 1.  Financial Statements............................................   3

Item 2.  Management's Discussion and Analysis or Plan of Operation.......  30

                                             PART II

Item 1.  Legal Proceedings...............................................  32

Item 2.  Changes in Securities and Use of Proceeds.......................  33

Item 3.  Defaults Upon Senior Securities.................................  33

Item 4.  Submissions of Matters to a Vote of Security Holders............  33

Item 5.  Other Information...............................................  33

Item 6.         Exhibits and Reports on Form 8-K.........................  33

         SIGNATURES......................................................  34

                                     PART I

Item 1.  Financial Statements

         The following unaudited Financial Statements for the period ended March 31, 2001, have been prepared by the Company.


                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                     March 31,      December 31,
                                                       2001             2000
                                                    -----------     -----------
                                                   (Unaudited)
CURRENT ASSETS

   Cash                                             $   368,524     $   201,678
   Accounts receivable, net (Note 1)                        833             446
   Inventory (Note 1)                                     4,944           4,944
   Prepaid expenses                                     720,000         420,000
                                                    -----------     -----------

     Total Current Assets                             1,094,301         627,068
                                                    -----------     -----------

FIXED ASSETS (Note 1)

   Computers and equipment                               64,412          63,221
   Leasehold improvements                                 2,195           2,195
   Furniture and fixtures                                37,410          37,410
   Accumulated depreciation                             (96,659)        (95,655)
                                                    -----------     -----------

     Total Fixed Assets                                   7,358           7,171
                                                    -----------     -----------

OTHER ASSETS

   Deposits                                              35,835          15,835
   Patent and trademark costs, net (Note 1)             545,639         529,530
                                                    -----------     -----------

     Total Other Assets                                 581,474         545,365
                                                    -----------     -----------

     TOTAL ASSETS                                   $ 1,683,133     $ 1,179,604
                                                    ===========     ===========


        The accompanying notes are an integral part of these consolidated financial statements.


                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                    March 31,                December 31,
                                                                     2001                       2000
                                                                  ------------              ------------
                                                                  (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                               $     99,001              $    175,358
   Accrued expenses                                                     92,534                    53,318
   Notes payable - shareholders (Note 3)                                12,500                    12,500
   Debentures payable (Note 6)                                       1,256,740                 1,421,740
                                                                  ------------              ------------
     Total Current Liabilities                                       1,460,775                 1,662,916
                                                                  ------------              ------------
NET LIABILITIES IN EXCESS OF THE ASSETS
 OF DISCONTINUED OPERATIONS (Note 10)                                  850,665                   850,665
                                                                  ------------              ------------
     Total Liabilities                                               2,311,440                 2,513,581
                                                                  ------------              ------------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 100,000,000 shares
    authorized of $0.0005 par value,
    65,732,335 and 61,154,342 shares issued and
    outstanding, respectively                                           32,866                    30,577
   Additional paid-in capital                                       17,714,395                17,408,805
   Treasure stock (Note 2)                                                --                    (450,000)
   Stock subscriptions receivable (Note 2)                            (175,000)                 (175,000)
   Prepaid expenses (Note 5)                                          (382,900)               (1,760,000)
   Accumulated deficit prior to the development stage              (13,669,966)              (13,669,966)
   Accumulated deficit since the inception of the
    development stage                                               (4,147,702)               (2,718,393)
                                                                  ------------              ------------
     Total Stockholders' Equity (Deficit)                             (628,307)               (1,333,977)
                                                                  ------------              ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                            $  1,683,133              $  1,179,604
                                                                  ============              ============

        The accompanying notes are an integral part of these consolidated financial statements.


                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                                                          From
                                                                                      Inception of
                                                                                      Development
                                                                                        Stage on
                                                                                         April 1,
                                                            For the Three Months      2000 Through
                                                                  March 31,             March 31,
                                                        ------------------------------------------
                                                            2001            2000           2001
                                                        -----------    -----------    -----------
REVENUES                                                $      --      $       623    $       574
                                                        -----------    -----------    -----------
OPERATING EXPENSES
   Cost of sales                                               --              679            458
   Product research and development                         599,934      1,639,435      1,234,181
   Depreciation and amortization                             10,312          3,855         74,243
   Selling, general and administrative                      629,717      1,368,594      2,477,464
                                                        -----------    -----------    -----------

     Total Operating Expenses                             1,239,963      3,012,563      3,786,346
                                                        -----------    -----------    -----------

OPERATING LOSS                                           (1,239,963)    (3,011,940)    (3,785,772)
                                                        -----------    -----------    -----------

OTHER INCOME (EXPENSES)

   Interest income                                            1,101          6,545         38,937
   Interest expense                                         (20,447)      (162,000)      (230,867)
                                                        -----------    -----------    -----------

     Total Other Income (Expenses)                          (19,346)      (155,455)      (191,930)
                                                        -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                     (1,259,309)    (3,167,395)    (3,977,702)

INCOME TAXES                                                   --             --             --
                                                        -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS                          (1,259,309)    (3,167,395)    (3,977,702)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 10)                                         --        (1,379,954)          --
                                                        -----------    -----------    -----------

NET LOSS                                                 (1,259,309)    (4,547,349)    (3,977,702)
                                                        -----------    -----------    -----------
OTHER COMPREHENSIVE (LOSS)
   Loss on treasury stock                                  (170,000)          --         (170,000)
                                                        -----------    -----------    -----------

NET COMPREHENSIVE LOSS                             $     (1,429,309) $  (4,547,349) $  (4,147,702)
                                                        ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.


                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)
                                                                                           From
                                                                                      Inception of
                                                                                      Development
                                                                                        Stage on
                                                                                         April 1,
                                                            For the Three Months      2000 Through
                                                                  March 31,             March 31,
                                                        ------------------------------------------
                                                            2001            2000           2001
                                                        -----------    -----------     -----------
BASIC LOSS PER SHARE (Note 1)
Loss from continuing operations                          $   (0.02)   $     (0.06)
Loss from discontinued operations                              --           (0.03)
                                                        -----------    -----------
  Basic Loss Per Share                                   $   (0.02)   $     (0.09)


        The accompanying notes are an integral part of these consolidated financial statements.


                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                Common Stock        Additional                    Stock
                                        -------------------------    Paid-In       Treasury    Subscription    Prepaid   Accumulated
                                           Shares        Amount      Capital        Stock       Receivable     Expenses   Deficit
                                        ---\-------   -----------   -----------  -----------  ------------ ----------- ------------
Balance, December 31, 1999              47,055,644        23,527    10,743,768         --        (1075,000)       --    (9,735,830)

January 1, 2000, warrants granted
 below market value                           --            --           7,227         --           --            --         --

January through February 2000,
 common stock and warrants
 issued for cash at $0.25 per share      2,555,000         1,277       637,473         --           --            --         --

January through March 2000,
 common stock issued to convert
 debentures and notes payable
 at $0.25 per share                        588,500           294       144,206         --           --            --         --

January 2000, common stock
 and warrants issued for cash
 at $0.18 per share                        333,332           167        59,833         --           --            --         --

January 12, 2000, common stock
 issued for services rendered
 valued at approximately $0.36
 per share                               1,500,000           750       534,750         --           --            --         --

January 14, 2000, common stock
 issued for warrants exercised at
 $1.00 per share                             3,833             2         3,831         --           --            --         --

January 20, 2000, common stock
 issued for services rendered valued
 at approximately $1.94 per share          535,777           268     1,037,800         --           --            --         --

January 26, 2000, common stock
 issued for services rendered valued
 at approximately $1.94 per share           13,333             7        25,826         --           --            --         --

February 1, 2000, common stock
 issued for services rendered valued
 at $0.25 per share                        632,954           316       157,922         --           --            --         --

February 1, 2000, warrants issued
 below market value                           --            --         166,195         --           --            --         --

February 3, 2000, common stock
 warrants exercised at $0.40 per
 share                                     180,000            90        71,910         --           --            --         --

February 17, 2000, common stock
warrants exercised at $1.50 per
 share                                       5,000             3         7,497         --           --            --          --
                                        ---\-------   -----------   -----------  -----------  ------------ ----------- ------------
Balance Forward                         53,403,373   $    26,701   $13,598,238   $     --     $ (1,075,000) $     --  $ (9,735,830)
                                        ---\-------   -----------   -----------  -----------  ------------ ----------- ------------


        The accompanying notes are an integral part of these consolidated financial statements.


                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                               Common Stock         Additional                    Stock
                                        -------------------------    Paid-In       Treasury    Subscription    Prepaid   Accumulated
                                           Shares        Amount      Capital        Stock       Receivable     Expenses   Deficit
                                        ---\-------   -----------   -----------  -----------  ------------ ----------- ------------
Balance Forward                         53,403,373   $    26,701   $13,598,238       $  --     $(1,075,000) $    --   $ (9,735,830)

February 22, 2000, warrants granted
 below market value                           --            --          77,903          --           --          --          --

February 28, 2000, warrants granted
 below market value                           --            --          86,260          --           --          --          --

February through April 2000, cash
 received on stock subscription
 receivable                                   --            --            --            --         450,000       --          --

Conversion discount on debentures
 (see Note 6)                                 --            --         300,000          --           --          --          --

March 10, 2000, common stock
 issued for services rendered valued
 at approximately $1.44 per share           51,400            26        73,854          --           --          --          --

March 31, 2000, common stock
 issued for services rendered valued
 at approximately $1.44 per share           50,000            25        71,850          --           --          --          --

April 3, 2000, common stock issued
 for services rendered valued at
 approximately $1.51 per share              25,000            12        37,613          --           --          --          --

April 3, 2000, warrants granted
 below market value                           --            --          20,484          --           --          --          --

April 4, 2000, common stock
 issued for services rendered valued
 at approximately $1.26 per share           34,222            17        43,134          --           --          --          --

May 12, 2000, common stock
 issued for services rendered
 valued at approximately $1.78
 per share                                   5,626             3         9,997          --           --          --          --

June 1, 2000, common stock
 issued for services rendered valued
 at approximately $0.85 per share          211,480           106       180,071          --           --          --          --

June 7, 2000, warrants granted
 below market value                           --            --           8,270          --           --          --          --

June 8, 2000, warrants granted
 below market value                           --            --           7,647          --           --          --          --
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------
Balance Forward                         53,781,101   $    26,890   $14,515,321        $ --    $   (625,000) $    --   $ (9,735,830)
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------


        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                               Common Stock         Additional                    Stock
                                        -------------------------    Paid-In       Treasury    Subscription    Prepaid   Accumulated
                                           Shares        Amount      Capital        Stock       Receivable     Expenses   Deficit
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------
Balance Forward                         53,781,101   $    26,890   $14,515,321   $     --       $ (625,000) $   -     $ (9,735,830)

June 19, 2000, common stock
 issued for services rendered valued
 at approximately $0.94 per share           11,522             6        10,796         --            --          --          --

June 28, 2000, common stock
 issued for services rendered valued
 at approximately $1.25 per share           26,000            13        32,518         --            --          --          --

Repurchase common stock by
 canceling stock subscription
 receivable (see Note 2)                      --            --            --         (450,000)     450,000       --          --

July 24, 2000, common stock
 issued for services rendered
 valued at $0.94 per share                   3,723             2         3,498          --           --          --          --

July 26, 2000, common stock
 issued to convert debentures
 payable at approximately $0.75
 per share                                 132,687            66        99,934          --           --          --          --

July 26, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.75 per share                               477          --             359          --           --          --          --

July 26, 2000, common stock
 issued for services rendered valued
 at approximately $0.78 per share          100,000            50        78,050          --           --          --          --

August 3, 2000, common stock
 issued for services rendered valued
 at approximately $0.81 per share           17,713             9        14,374          --           --          --          --

August 7, 2000, common stock
 issued to convert debentures
 payable at approximately $0.71
 per share                                 176,903            88       124,912          --           --          --          --

August 7, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.71 per share                             1,298             1           916          --           --          --          --

August 21, 2000, common stock
 issued for services rendered valued
 at approximately $1.14 per share           10,901             5        12,455          --           --          --          --
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------
Balance Forward                         54,262,325   $    27,130   $14,893,133   $   (450,000)   $(175,000) $    --   $ (9,735,830)
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------


        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                               Common Stock         Additional                    Stock
                                        -------------------------    Paid-In       Treasury    Subscription  Prepaid   Accumulated
                                           Shares        Amount      Capital        Stock       Receivable   Expenses    Deficit
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------
Balance Forward                         54,262,325   $    27,130   $14,893,133   $   (450,000) $  (175,000) $    --   $ (9,735,830)

August 31, 2000, common stock
 issued to convert debentures
 payable at approximately $0.69
 per share                                 109,234            55        74,945          --           --          --          --

August 31, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.69 per share                             1,274             1           874          --           --          --          --

September 6, 2000, common stock
 issued to convert debentures
 payable at approximately $0.69
 per share                                 218,468           109       149,891          --           --          --          --

September 6, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.69 per share                             2,767             1         1,899          --           --          --          --

September 21, 2000, common stock
 issued to convert debentures
 payable at approximately $0.68
 per share                                 250,000           125       169,875          --           --          --          --

September 21, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.68 per share                             3,500             2         2,378          --           --          --          --

September 21, 2000, common stock
 issued for services rendered valued
 at approximately $0.81 per share           50,000            25        40,575          --           --          --          --

October 2, 2000, common stock
 issued for services rendered valued
 at $0.74 per share                         25,000            13        18,487          --           --          --          --

October 9, 2000, common stock
 issued for services rendered valued
 at approximately $0.51 per share           15,000             7         7,632          --           --          --          --

October 12, 2000, common stock
 issued for cash at approximately
 $0.54 per share                           651,441           326       349,674          --           --          --          --
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------
Balance Forward                         55,589,009   $    27,794   $15,709,363   $   (450,000) $  (175,000) $    --   $ (9,735,830)
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                               Common Stock         Additional                    Stock
                                        -------------------------    Paid-In       Treasury    Subscription  Prepaid   Accumulated
                                           Shares        Amount      Capital        Stock       Receivable   Expenses    Deficit
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------
Balance Forward                          55,589,009   $    27,794   $ 15,709,363 $ (450,000)  $ (175,000)  $     --    $ (9,735,830)

November 8, 2000, common stock
 issued for services rendered valued
 at $0.75 per share                          13,333             7          9,993        --           --          --          --
December 13, 2000, common stock
 issued for services rendered valued
 at approximately $0.31 per share            51,000            25         15,887        --           --          --          --

December 28, 2000, common stock
 issued for services rendered valued
 at $0.25 per share                           1,000             1            249        --           --          --          --

Stock offering costs                           --            --          (83,937)       --           --          --          --

Common stock issued for prepaid
 services (see Note 5)                    5,500,000         2,750      1,757,250        --           --    (1,760,000)    --

Net loss for the year ended
 December 31, 2000                             --            --             --          --           --          --      (6,652,529)
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------
Balance, December 31, 2000               61,154,342        30,577     17,408,805   (450,000)    (175,000)  (1,760,000)  (16,388,359)

January 10, 2001, common stock
 issued for cash at $0.20 per share
 (unaudited)                              2,500,000         1,250        498,750        --           --          --          --

January 11, 2001, common stock
 issued for services rendered valued
 at $0.375 per share (unaudited)              1,000             1            374        --           --          --          --

January 29, 2001, common stock
 issued as payment for accrued
 expenses valued at approximately
 $0.50 per share (unaudited)                 82,668            41         40,959        --           --          --          --

February 21, 2001, common stock
 issued to convert debentures
 payable at approximately $0.18
 per share (unaudited)                      907,291           454        164,546        --           --          --          --

February 21, 2001, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.18 per share (unaudited)                 36,391            18          6,600        --           --          --          --

March 6, 2001, common stock
 issued for cash at approximately
 $0.176 per share (unaudited)               910,643           455        159,545        --           --          --          --
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------
Balance Forward                          65,592,335   $    32,796   $ 18,279,579 $ (450,000)  $ (175,000)  $1,760,000) $(16,388,359)
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                               Common Stock         Additional                    Stock
                                        -------------------------    Paid-In       Treasury    Subscription  Prepaid   Accumulated
                                           Shares        Amount      Capital        Stock       Receivable   Expenses    Deficit
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------
Balance Forward                          65,592,335   $    32,796   $ 18,279,579  $  (450,000) $(175,000) $(1,760,000) $(16,388,359)

March 8, 2001, common stock
 warrants exercised at $0.10 per
 share (unaudited)                           40,000            20          3,980        --             --        --           --

March 13, 2001, common stock
 issued for services rendered
 valued at approximately $0.19
 per share (unaudited)                      100,000            50         18,700        --             --        --           --

March 24, 2001, warrants granted
 below market value (unaudited)              --             --           129,487        --             --        --           --

March 31, 2001, options granted
 below market value (unaudited)              --             --            10,360        --             --        --           --

Stock offering costs (unaudited)             --             --           (60,915)       --             --        --           --

Capital contributions (unaudited)            --             --           272,704        --             --        --           --

Services performed on prepaid
 expenses (see Note 5) (unaudited)           --             --             --           --             --     437,600         --

Adjustment for change in valuation
 of prepaid expenses (see Note 5)
 (unaudited)                                 --             --          (939,500)       --             --     939,500         --

Realized loss on treasury stock
 (unaudited)                                 --             --             --         450,000          --        --        (170,000)

Net loss for the three months
 ended March 31, 2001
 (unaudited)                                 --             --             --           --             --        --      (1,259,309)
                                        -----------   -----------   -----------  -----------  ------------ ----------- ------------
Balance, March 31, 2001
 (unaudited)                             65,732,335   $    32,866   $ 17,714,395    $   --     $(175,000) $  (382,900) $(17,817,668)
                                        ===========   ===========   ===========  ===========  ============ ===========  ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                   From
                                                                                              Inception of
                                                                                              Development
                                                                                                Stage on
                                                                                                April 1,
                                                                     For the Three Months     2000 Through
                                                                           March 31,             March 31,
                                                                   -----------------------------------------
                                                                    2001            2000           2001
                                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(1,259,309)   $(4,547,349)   $(3,977,702)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Common stock issued for services and interest                     19,125      1,903,711        534,756
     Treasury stock issued for services                               100,000           --          100,000
     Depreciation and amortization                                     10,312          3,855         74,243
     Assets written down from discontinued operations                    --        1,212,418           --
     Options and warrants issued below market value                   139,847        142,775        176,248
     Conversion discount on debentures                                   --          150,000        150,000
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables and advances                     (387)          (340)         2,007
     (Increase) decrease in inventory                                    --             --            2,785
     (Increase) decrease in prepaids and deposits                     297,600           --         (116,072)
     Increase (decrease) in accounts payable                          (76,357)         5,479        (45,147)
     Increase (decrease) in accrued expenses                           86,834       (119,328)        30,316
     Increase (decrease) in reserve for discontinued operations          --          167,536           --
                                                                   -----------    -----------    -----------

       Net Cash Used by Operating Activities                         (682,335)    (1,081,243)    (3,068,566)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in patent costs                                           (25,417)        (9,902)      (109,791)
   Purchase of fixed assets                                            (1,191)       (11,919)       (12,958)
                                                                   -----------    -----------    -----------

       Net Cash Used by Investing Activities                          (26,608)       (21,821)      (122,749)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds (payments) from payable - shareholders                       --           (8,774)          --
   Proceeds from the issuance of common stock                         660,000      1,098,750      1,010,000
   Stock offering costs                                               (60,915)          --          (92,415)
   Payments received on stock subscription receivable                    --             --           50,000
   Proceeds from the exercise of warrants                               4,000         83,333          4,000
   Capital contributions                                              272,704           --          272,704
   Proceeds from debentures payable                                      --        1,000,000      1,000,000
                                                                   -----------    -----------    -----------

       Net Cash Provided by Financing Activities                  $   875,789    $ 2,173,309    $ 2,244,289
                                                                   -----------    -----------    -----------



        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                                                   From
                                                                                              Inception of
                                                                                              Development
                                                                                                Stage on
                                                                                                April 1,
                                                                     For the Three Months     2000 Through
                                                                           March 31,             March 31,
                                                                  -----------------------------------------
                                                                    2001            2000           2001
                                                                  -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                $   166,846   $ 1,070,245   $  (947,026)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     201,678       245,305     1,315,550
                                                                 -----------   -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   368,524   $ 1,315,550   $   368,524
                                                                 ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

   Income taxes                                                  $      --     $      --     $      --
   Interest                                                      $      --     $    19,646   $     8,874

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services and interest expense         $    19,125   $ 1,903,711   $   534,756
   Common stock issued in payment of accrued expenses and
    accounts payable                                             $    47,618   $      --     $    54,048
   Common stock issued to convert debentures and notes payable   $   165,000   $   144,500   $   785,000
   Common stock issued for prepaid expenses                      $      --     $ 1,964,500   $ 1,760,000
   Treasury stock issued for services                            $   100,000   $      --     $   100,000
   Treasury stock issued for prepaid expenses                    $   180,000   $      --     $   180,000

        The accompanying notes are an integral part of these consolidated financial statements.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


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

                         Leasehold improvements                 5 years
                         Furniture and fixtures                 5 years
                         Computers and equipment                5 years

              Depreciation expense for the three months ended March 31, 2001 and 2000 was $1,004 and $3,533, respectively.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


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

              Patent and trademark costs incurred are as follows:
                                         March 31,              December 31,
                                          2001                   2000
                                     -----------------     -----------------
                                        (Unaudited)

 Patents                             $         605,245     $         579,828
 Trademarks                                     11,961                11,961
                                     -----------------     -----------------

 Subtotal                                      617,206               591,789
 Less accumulated amortization                 (71,567)              (62,259)
                                     -----------------     -----------------

 Total                               $         545,639     $         529,530
                                     =================     =================

              Amortization expense for the three months ended March 31, 2001 and 2000 was $9,308 and $322, respectively.

              d.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


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

              g.  Revenue Recognition

              Revenue is recognized upon shipment of goods to the customer.

              h.  Inventory

              Inventory is carried at the lower of cost or market value using the first-in, first-out method. Inventory consists of finished goods.

              i.  Basic Loss Per Share

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                            --------------------------------------
                                                                                  2001               2000
                                                                            ------------------  ------------------
              Basic loss per share from continuing operations:
                 Income (loss) - numerator                                  $       (1,259,309) $       (3,167,395)
                 Shares - denominator                                               64,074,897          53,409,477
                                                                            ------------------  ------------------
                 Per share amount                                           $            (0.02) $            (0.06)
                                                                            ==================  ==================


              Basic loss per share from discontinued operations:

                 Income (loss) - numerator                                  $           -       $       (1,379,954)
                 Shares - denominator                                               64,074,897          53,409,477
                                                                            ------------------  ------------------
                 Per share amount                                           $           -       $            (0.03)
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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              j.  Advertising

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

              k. Credit Risks

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

              m.  Accounts Receivable

              Accounts receivable are shown net of the allowance for doubtful accounts of $-0- at March 31, 2001 and December 31, 2000.

              n.  Unaudited Financial Statements

              The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 -      STOCK SUBSCRIPTION RECEIVABLE AND TREASURY STOCK

              During  1996,  the Company  issued  100,000  shares of  restricted common stock upon the exercise of common stock warrants representing the same number of shares, having an exercise price of $1.75 per share. Payment for the common stock was made with a non-interest bearing four year promissory note with the due date being extended to May 2001 during 2000. The related shares are being held by the Company as collateral for the promissory note. The shares have been reflected as issued and outstanding with a corresponding $175,000 stock subscription receivable reflected as a reduction of stockholders' equity.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 2 -      STOCK SUBSCRIPTION RECEIVABLE AND TREASURY STOCK (Continued)

              During 1999, the Company issued 5,555,555 shares of common stock for $1,000,000. Payment for the common stock was made with a non-interest bearing promissory note. Those shares were being held in escrow as collateral until the note was to be paid. During the year ended December 31, 2000, $550,000 on the note had been paid and the balance of $450,000 was forgiven by the Company in order to repurchase 1,000,000 of the shares of common stock (the Company also canceled 900,000 common stock warrants as a result of the transaction). These shares were being held by the Company as treasury stock.

              During 2001, the Company reissued the 1,000,000 shares of common stock being held as treasury stock. The shares were issued for $100,000 in expenses and $180,000 in prepaid inventory. The transaction resulted in a loss on treasury stock of $170,000 which has been reflected as an increase in the deficit accumulated during the development stage.


NOTE 3 -      NOTES PAYABLE - SHAREHOLDERS

              Notes payable - shareholders consisted of the following:

                                                                                 March 31,            December 31,
                                                                                  2001                   2000
                                                                            ------------------  ------------------
                                                                                (Unaudited)
              Note payable to Cynthia F. Vatz, unsecured, dated
               October 19, 1993 at 8%; principal and interest
               delinquent since August 18, 1994.                            $           12,500  $           12,500
                                                                            ------------------   -----------------

                    Total                                                               12,500              12,500

                    Less current portion                                               (12,500)            (12,500)
                                                                            ------------------  ------------------

                    Total long-term portion                                 $           -       $           -
                                                                            ==================  ==================

              The note payable is technically in default. The related note holder has not demanded repayment however the Company is continuing in the process of locating this shareholder and negotiating repayment terms.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 4 -      COMMON STOCK

              During  the first  quarter of 2001,  the  Company  issued  943,682 shares of its common stock to convert debentures and accrued interest of $165,000 and $6,818, respectively. The Company issued 82,668 shares of its common stock in satisfaction for accrued consulting fees of $41,000. The Company issued 3,410,643 shares of its common stock for cash of $660,000. The Company incurred stock offering costs of $60,915 related to these stock for cash sales. The Company issued 40,000 shares of its common stock from the exercise of warrants for cash of $4,000. Finally, the Company issued 101,000 shares of its common stock for services rendered. The shares were valued at the trading price of the common stock or the value of the service performed, whichever was more readily determinable on the date the shares were issued.

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

NOTE 5 -      COMMITMENTS AND CONTINGENCIES

              During 1996,  the Company  adopted a Simplified  Employee  Pension
              (SEP) Plan. The Plan enables the Company to make an annual discretionary contribution to be allocated to employees on a prorata basis according to their compensation for the year. In addition, employees have the option to make voluntary Retirement Savings Contributions in amounts not to exceed 15% of their annual compensation. The Company elected to not make a contribution for the year ended December 31, 2000 or the three months ended March 31, 2001. The Company has no other bonus, profit sharing or deferred compensation plans for the benefit of its employees, officers or directors except if discussed elsewhere.

              The Company currently has employment contracts with Edward P. Sutherland and Kerry Frey whereby they each receive salaries of $15,000 per month during 2001.

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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 5 -      COMMITMENTS AND CONTINGENCIES (Continued)

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

              On April 10, 2001, the Judge in the Florida action entered an order dismissing the shareholders derivative action. The Judge also dismissed separate claims brought against the Company individually by Mr. Anderson. In her order, the Judge agreed with a magistrate's earlier determination that the former directors were not fair and adequate shareholder representatives to pursue the derivative claims.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 5 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Legal Issues (Continued)
              ------------

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

              Manufacturing Agreement
              -----------------------

              On January 19, 2000, the Company entered into a manufacturing agreement for the production of the Company's patented syringes. The Company has agreed to pay $500,000 cash and issue 7,000,000 shares of its common stock as part of the agreement. At December 31, 2000, $500,000 had been paid and 1,500,000 shares had been released from escrow as payment. On March 4, 2001, the Company released an additional 2,000,000 shares from escrow as payment for services performed. The shares were valued at the trading price on the date of release or $437,600. The remaining 3,500,000 shares will remain in an escrow account until the services are completed. The shares remaining in the escrow account are being classified as prepaid expenses (in the stockholders' equity section of the consolidated balance sheet) until the services are completed. The 3,500,000 shares in escrow have been recorded at the trading price of the stock on March 31, 2001 or approximately $0.11 per share.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 5 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Manufacturing Agreement (Continued)

              The change in market price of the common stock from December 31, 2000 to March 31, 2001 resulted in an adjustment to the valuation of the prepaid expense account of $939,500. The remaining shares will be revalued on the date the services are completed and the shares are released out of escrow.

NOTE 6 -      CONVERTIBLE DEBENTURES

              The Company received a $2,000,000 face value 6% convertible debenture in 2000. The conversion price of the debentures is the lower of 85% of the market price of the Company's common stock at the conversion date or $2.00. The Company converted $165,000 of the debenture into common stock by issuing 907,291 shares during the first quarter of 2001. The Company converted $620,000 of the debenture into common stock by issuing 887,292 shares during 2000. The Company also converted $41,740 of accrued interest on the debenture to the principal balance during 2000 The principal balance of the debenture at March 31, 2001 and December 31, 2000 was $1,256,740 and $1,421,740, respectively. The debenture matures as follows: $256,740 on August 31, 2001, $500,000 on November 12,
              2001 and $500,000 on December 31, 2001. The Company also issued warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $2.00 per share.

NOTE 7 -      COMMON STOCK WARRANTS

              During the three months ended March 31, 2001, the Company issued warrants to acquire 4,725,000 shares of common stock. These warrants were issued at an exercise price of $0.1562. The warrants issued in 2001 have maturities of ten years and vest over a period of two years. All warrants issued in 2001 were to non-employees of the Company. The following tables summarize the information regarding warrants outstanding at March 31, 2001.

        Warrants outstanding at January 1, 2001                  11,055,359
        Warrants granted                                          4,725,000
        Warrants canceled                                            -
        Warrants exercised                                           -
                                                          -----------------

        Warrants outstanding at March 31, 2001                   15,780,359
                                                          =================

        Warrants exercisable at March 31, 2001                   11,930,359
                                                          =================

        Weighted average exercise price of warrants
          outstanding at March 31, 2001                   $            1.01
                                                          =================

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 7 -      COMMON STOCK WARRANTS (Continued)

                                                              Number of           Weighted
                                                              Warrants            Average             Weighted
                                                            Outstanding at        Remaining           Average
                                                              March 31,         Contractual          Exercise
                      Range of Exercise Prices                2001               Life                Price
                      ------------------------          ------------------  ------------------  ------------------

                      $0.1562 - $0.3725                          5,058,333         9.36         $             0.17
                      $0.50 - $0.75                              5,499,359         1.66         $             0.57
                      $1.00 - $1.25                              1,267,204         1.71         $             1.25
                      $1.5625 - $2.00                            1,994,700         1.70         $             1.97
                      $2.625 - $4.25                             1,960,763         1.84         $             3.25

              The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model with the following assumptions:
                                                                2001
                                                             --------
                      Risk-free interest rate                   4.85%
                      Expected life                           5 Years
                      Expected volatility                        1.69
                      Dividend yield                              0.0

              As a result of applying SFAS No. 123, the Company had an expense of $129,487 during the three months ended March 31, 2001. The expense is included in the general and administrative amount in the statement of operations.

NOTE 8 -      COMMON STOCK OPTIONS

              Employee Stock Options

              On February 3, 2001, the Company issued options to acquire 101,000 shares of common stock. The options were granted to employees of the Company. The options were issued with an exercise price of $0.25 per share. These options vest upon issuance and all have a maturity of five years from the grant date. The following tables summarize the information regarding employee stock options at March 31, 2001:

         Options outstanding at January 1, 2001                       -
         Options granted                                             101,000
         Options exercised                                            -
                                                          ------------------

         Options outstanding at March 31, 2001                       101,000
                                                          ==================

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 8 -      COMMON STOCK OPTIONS (Continued)

              Employee Stock Options (Continued)

                                    Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average       Exercisable at     Average
                    Exercise         March 31,       Contractual       Exercise        March 31,        Exercise
                     Price             2001             Life             Price            2001             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------

                    $  0.25         101,000            4.83             $  0.25         101,000           $  0.25

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been increased to the pro forma amounts indicated below:

                                                                                                March 31,
                                                                                -------------------------------------
                                                                                       2001                 2000
                                                                               ------------------  ------------------
                                                                                (Unaudited)          (Unaudited)

                      Net loss as reported                                  $       (1,259,309) $       (4,547,349)
                      Pro forma net loss                                            (1,283,313)         (4,547,349)
                      Basic loss per share as reported                                   (0.02)              (0.09)
                      Pro forma basic loss per share                                     (0.02)              (0.09)

              The Company  estimates  the fair value of each stock option at the grant  date  and re-  valuation  date by using  the  Black-Scholes option pricing model based on the following assumptions:
                                                                                          2001
                                                                                      ----------
                      Risk free interest rate                                            4.86%
                      Expected life                                                    5 Years
                      Expected volatility                                                 1.71
                      Dividend yield                                                       0.0


                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 8 -      COMMON STOCK OPTIONS (Continued)

              Non-Employee Options

              On March 31, 2001, the Company issued options to acquire 100,000 shares of common stock. These options were issued at an exercise price of $0.11. The options issued in 2001 have maturities of five years. The options issued were to non-employees of the Company. The following tables summarize the information regarding non-employee options outstanding at March 31, 2001. All the options are exercisable at March 31, 2001.

           Options outstanding at January 1, 2001                  -
           Options granted                                        100,000
           Options exercised                                       -
                                                       ------------------

           Options outstanding at March 31, 2001                  100,000
                                                       ==================


                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average       Exercisable at     Average
                    Exercise          March 31,      Contractual       Exercise        March 31,        Exercise
                       Price          2001            Life             Price            2001             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------

                $   0.11           100,000             5.00            $  0.11           100,000         $   0.11

              The Company applies SFAS No. 123 for options issued to non-employees, which requires the Company to estimate the fair value of each option issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                                                                       2001
                                                                    ----------

                      Risk-free interest rate                          4.62%
                      Expected life                                  5 Years
                      Expected volatility                               1.69
                      Dividend yield                                     0.0

              As a result of applying SFAS No. 123, the Company had an expense of $10,360 during the three months ended March 31, 2001. The expense is included in the general and administrative amount in the statement of operations.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


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

NOTE 10 - DISCONTINUED OPERATIONS

              Effective April 1, 2000, Phillips ceased all operations. The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Phillips. The financial statements have been retroactively restated to reflect this event. The Company has established a reserve for discontinued operations of $850,665 which consists of net liabilities in excess of recoverable assets at March 31, 2001 and December 31, 2000, respectively. No tax benefit has been attributed to the discontinued operations.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 10 -      DISCONTINUED OPERATIONS (Continued)

                                                            March 31,
                                                  -----------------------------
                                                     2001               2000
                                                  ------------      -----------
                                                (Unaudited)        (Unaudited)

 NET SALES                                        $       --        $   300,431
                                                  ------------      -----------

 OPERATING EXPENSES

  Cost of sales                                           --            267,480
  General and administrative                              --            172,775
  Depreciation                                            --             20,066
                                                  ------------      -----------

    Total Operating Expenses                              --            460,321
                                                  ------------      -----------

LOSS FROM OPERATIONS                                      --           (159,890)
                                                  ------------      -----------

OTHER INCOME (EXPENSES)

  Loss on write down of assets                            --         (1,212,418)
  Interest expense                                        --             (7,646)
                                                  ------------      -----------

    Total Other Income (Expense)                          --         (1,220,064)
                                                  ------------      -----------

LOSS BEFORE INCOME TAXES                                  --         (1,379,954)

INCOME TAXES                                              --               --
                                                  ------------      -----------

LOSS FROM DISCONTINUED OPERATIONS                 $       --        $(1,379,954)
                                                  ============      ===========

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

         On May 18, 2000, Medisys Technologies, Inc. (the"Company") announced that its wholly owned subsidiary, Phillips Pharmatec Labs, Inc. ("PPL"), had ceased all operations. Accordingly, the Company has eliminated the operations of PPL from its financial results and its financial statements have been retroactively restated to reflect this event. The Company has established a reserve for discontinued operations of $850,665 which consists of net liabilities in excess of recoverable assets at March 31, 2001.

         Without PPL's results, the Company had no revenues for the three month period ("first quarter") ended March 31, 2001 and only nominal revenues of $623 for the comparable 2000 period. The Company does not expect a significant increase in revenues until it begins full commercial marketing of one or more of its products, which is expected for introduction in the second quarter of 2001.

         During the first quarter of 2001, the Company expended $599,934 for product research and development, compared to $1,639,435 for the first quarter of 2000. The decrease during the first quarter of 2001 is due to a decrease in costs of completion of the CoverTipTM Device and readying for market. Selling, general and administrative expenses for the first quarter of 2001 were $629,717 compared to $1,368,594 for the same 2000 period. The decreases in the first quarter of 2001 is primarily due to completion of initial pre- market introduction costs, reduction of product introduction costs, and reduction in available capital.

         The loss from continuing operations for the first quarter of 2001 was $1,259,309 compared to $3,167,395 for the first quarter of 2000. The decreased loss during the first quarter of 2001 is attributed to a reduction in research and development, and pre-market costs and a reduction in available operating capital.

         Interest expense for the first quarter of 2001 was $20,447 compared to $162,000 for the same period in 2000. The 2000 decrease is due to reduction in debt during the intervening twelve months. Because of the PPL closure, the Company recognized a loss from discontinued operations of $1,379,954 for the first quarter of 2000. The net loss for the first quarter of 2001 was $1,259,309 compared to $4,547,349 for the first quarter of 2000.

         Although PPL subsequently discontinued operations, it had net sales of $300,431 for the first quarter of 2000. PPL had no operations during the first quarter of 2001. Cost of sales for the first quarter of 2000 was $267,480 and general and administrative expenses were $172, 775 for the same period. PPL recorded a loss on the write down of assets or $1,212,418 during the first quarter of 2000 related to its ceasing operations. PPL's net loss for the first quarter of 2000 was $1,379,954.

         PPL has filed for protection under Chapter 7 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Middle District of Florida, Tampa Division (file no. 0009224-8G7).

Liquidity and Capital Resources

         The Company has historically derived its working capital from financing activities, including private loans and raising capital through the sale of securities. At March 31, 2001, the Company had a working capital deficit of $366,474 $ compared to a $1,035,848 deficit at December 31, 2000.

         Cash used by operating activities for the first quarter of 2001 was $682,335 compared to cash used of $1,081,243 for the same 2000 period. The decrease in cash used during the first quarter of 2001 was due primarily to the decreased net loss during the period. The decrease in cash used was partially offset by the decrease from $1,903,711 in the first quarter of 2000 to $19,125 in the first quarter of 2001 of common stock issued for services and interest, and the $1,212,418 write down of assets from discontinued operations in the 2000 period.

         During the first quarter of 2001, the Company realized $875,789 from financing activities, primarily from proceeds from the issuance of common stock and from capital contributions. Cash realized from financing activities for the first quarter of 2000 was $2,173,309, primarily from proceeds for the issuance of common stock and the issuance of convertible debentures for $1,000,000.

         At March 31, 2001, the Company had cash of $368,524 compared to $201,678 at December 31, 2000. Also at March 31, 2001, the Company had total assets of $1,683,133 and a stockholders' deficit of $628,307. In comparison, at December 31, 2000 the Company had total assets of $1,179,604 and a stockholders' deficit of $1,333,977.

         Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations through the second quarter and into the third quarter of 2001.

         The Company intends to acquire additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. In the first quarter of 2000, the Company entered into a firm agreement for the acquisition of up to $14 million of capital from private sources. Through March 31, 2001, the Company had realized approximately $3,000,000 of this funding. Initial proceeds were used primarily to refine the design and to begin production and commercial launch of the CoverTipTM product, for the development of VacuSafTM, SofDrawTM, PreSafTM and for other general corporate purposes.

         If additional funding is not realized or if the Company is unable to commercially market its products under development, it could experience a further need for cash during fiscal 2001. In this event, the Company could experience further losses and may be forced to curtail operations or postpone product development and expansion plans. The Company's continuation as a going concern is directly dependent upon its ability to market its products under development and to realize additional funds from its current financing.

Net Operating Loss

         The Company has accumulated approximately $9,400,000 of net operating loss carryforwards as of December 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the periods ended December 31, 2000 or March 31, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

                                     PART II

Item 1.  Legal Proceedings

         On March 16, 2000, the Company filed a Complaint against Brett Phillips, Elbert Carl Anderson, William H. Morris, Marilyn Morris and Barbara Larkins in the United States District Court in and for the Middle District of Louisiana, alleging various securities law violations and related claims in connection with the 1998 acquisition by the Company from the defendants of Phillips Pharmatech Labs, Inc. ("PPL"). The Company is seeking recission of the acquisition, damages and other relief. The Company believes that the suit filed is in the best interests of the shareholders and that it should not interfere with the core focus and business of the Company.

         The defendants in the Louisiana lawsuit filed a motion to dismiss the action based upon a provision in the 1998 acquisition agreement giving exclusive jurisdiction of the agreement to the State of Utah. On August 22, 2000, the Court granted defendants' motion dismissing the Louisiana action, without prejudice. On August 23, 2000, the Company re-filed the action in the United States District Court for the District of Utah, Central Division, which action bears docket number 2:00CV00677ST.

         On October 11, 2000, the Utah Court concluded a two day Evidentiary Hearing on plaintiffs' Motion for Preliminary Injunction to make permanent a Temporary Restraining Order previously issued which sought an Order restraining the defendants from trading shares acquired as a result of the acquisition of PPL from the defendants. At the conclusion of the hearing, the Judge denied plaintiffs' Motion for Preliminary Injunction relief. Dissolution of a TRO can lead to the award of attorney's fees and reasonable provable damages in the discretion of the Court. The Court denied the defendants' subsequent motions to strike certain parts and the plaintiffs' claim and will hear additional motions in this mater as the case proceeds to a resolution on the merits of the claim. In a State Court claim filed by the Company for injunctive relief, the Court dissolved a Temporary Restraining Order against Messrs. Anderson, Morris and Phillips and awarded them attorney's fees, payable by the Company. The Company expects to appeal that Order of approximately $30,000 on advice of counsel.

         On May 9, 2000, E. Carl Anderson, William Morris and Brett Phillips, filed a derivative action lawsuit in the United States District Court, Middle District of Florida, case number 8:00CV905-T 24F, against the Company and the current directors of the Company. The action was filed by Messrs. Anderson, Morris and Phillips acting by and in behalf of the Company. The complaint alleged corporate waste in the form of excessive salaries and bonuses and other alleged wastes related to PPL. The complaint sought injunctive relief and damages. Each of the plaintiffs in this action is also a defendant in the lawsuit filed by the Company and pending in the Utah Federal Court.

         On April 10, 2001, the Judge in the Florida action entered an order dismissing the shareholders derivative action. The Judge also dismissed separate claims brought against the Company individually by Mr. Anderson. In her order, the Judge agreed with a magistrate's earlier determination that the former directors were not fair and adequate shareholder representatives to pursue the derivative claims.

         PPL is a party to various other legal proceedings. These primarily involve commercial claims and one action involves a former employee. The Company cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, the Company believes that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition. There is a possibility that due to PPL discontinuing its operations, both PPL and the Company could be the subject of future actions.

Item 2.  Changes in Securities and Use of Proceeds

         During the three month period ended March 31, 2001, the Company issued an aggregate of 4,577,993 shares of authorized, but previously unissued common stock. Of this amount, (i) 101,000 shares were issued to two persons in exchange for services rendered valued at an average of $.189 per share; (ii) 3,410,643 shares were issued to two persons for cash of $660,000, or an average of .569 per share; (iii) 119,059 shares were issued to three persons for accrued expenses and interest on debentures valued at $47,618, or an average of $.40 per share; and (iv) 947,291 shares were issued to two persons for the conversion of debentures and warrants into common stock valued at $169,000, or an average of $.178 per share. Proceeds realized from the cash sales for general Company operations including reduction of debt, and developing and initial marketing of the CoverTipTM and for general operating expenses.

         The above issuances of shares were made in private transactions to persons having received information concerning the Company and its business operations. Accordingly, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act and, for the conversion of debentures, Section 3(a)(9) of said Act. Also, certain shares issued pursuant to the conversion of debentures and the Company's line of credit agreement are subject to a registration statement filed under the Act.

Item 3.  Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submissions of Matters to a Vote of Security Holders

         This Item is not applicable to the Company.

Item 5.  Other Information

         This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    MEDISYS TECHNOLOGIES, INC.



                    BY:  /S/ EDWARD P. SUTHERLAND
                       --------------------------
                             EDWARD P. SUTHERLAND
                             Chief Executive Officer and Director
                             DATE:  May 17, 2001



                    BY:  /S/ KERRY FREY
                       ----------------
                             KERRY FREY
                             President, Chief Operating Officer and Director
                             DATE:  May 17, 2001



                    BY:  /S/ ROBERT B. MCNABB
                       ----------------------
                             ROBERT B. MCNABB
                             Treasurer
                             DATE:  May 17, 2001