Form 10QSB
period 2001-06-30
MEDISYS TECHNOLOGIES INC
filed 2001-08-20
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         Commission File Number   0-21441

                           MEDISYS TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                     Utah                                        93-0829868
                     ----                                        ----------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

               144 Napoleon Street, Baton Rouge, Louisiana, 70802
                    (address of principal executive officers)

Issuer's telephone number:  (225) 343-8022

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

                     Class                    Outstanding as of June 30, 2001
                 Common Stock,                         71,659,721
         Par Value $0.0005 par value

Transitional Small Business Disclosure Format (check one):   Yes [ ];  No [X]

                           MEDISYS TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                         Page
                                     PART I

Item 1.  Financial Statements............................................   3

Item 2.  Management's Discussion and Analysis or Plan of Operation.......  30

                                     PART II

Item 1.  Legal Proceedings...............................................  32

Item 2.  Changes in Securities and Use of Proceeds.......................  33

Item 3.  Defaults Upon Senior Securities.................................  33

Item 4.  Submissions of Matters to a Vote of Security Holders............  33

Item 5.  Other Information...............................................  34

Item 6.  Exhibits and Reports on Form 8-K................................  34

         SIGNATURES......................................................  35

                                     PART I

Item 1.  Financial Statements

         The following unaudited Financial Statements for the period ended June 30, 2001, have been prepared by the Company.




                           Medisys Technologies, Inc.

                        Consolidated Financial Statements

                       June 30, 2001 and December 31, 2000

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                June 30      December 31,
                                                  2001           2000
                                              -----------    -----------
                                              (Unaudited)
CURRENT ASSETS

   Cash                                       $   153,479    $   201,678
   Accounts receivable, net (Note 1)                  818            446
   Inventory (Note 1)                               4,944          4,944
   Prepaid inventory (Note 12)                    780,000        420,000
                                              -----------    -----------

     Total Current Assets                         939,241        627,068
                                              -----------    -----------

FIXED ASSETS (Note 1)

   Computers and equipment                         64,412         63,221
   Leasehold improvements                           2,195          2,195
   Furniture and fixtures                          37,410         37,410
   Accumulated depreciation                       (97,663)       (95,655)
                                              -----------    -----------

     Total Fixed Assets                             6,354          7,171
                                              -----------    -----------

OTHER ASSETS

   Deposits                                        40,835         15,835
   Patent and trademark costs, net (Note 1)       550,987        529,530
                                              -----------    -----------

     Total Other Assets                           591,822        545,365
                                              -----------    -----------

     TOTAL ASSETS                             $ 1,537,417    $ 1,179,604
                                              ===========    ===========

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           June 30,     December 31,
                                                             2001           2000
                                                        ------------    ------------
                                                         (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                     $    273,732    $    175,358
   Accrued expenses                                          169,766          53,318
   Notes payable - shareholders (Note 3)                      12,500          12,500
   Notes payable (Note 10)                                    25,000            --
   Debentures payable (Note 6)                               986,740       1,421,740
                                                        ------------    ------------

     Total Current Liabilities                             1,467,738       1,662,916
                                                        ------------    ------------

NET LIABILITIES IN EXCESS OF THE ASSETS
 OF DISCONTINUED OPERATIONS (Note 11)                        850,665         850,665
                                                        ------------    ------------

     Total Liabilities                                     2,318,403       2,513,581
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 100,000,000 shares
    authorized of $0.0005 par value,
    71,659,721 and 61,154,342 shares issued and
    outstanding, respectively                                 35,829          30,577
   Additional paid-in capital                             18,472,146      17,408,805
   Treasury stock (Note 2)                                      --          (450,000)
   Stock subscriptions receivable (Note 2)                  (175,000)       (175,000)
   Prepaid expenses (Note 5)                                (420,000)     (1,760,000)
   Accumulated deficit prior to the development stage    (13,669,966)    (13,669,966)
   Accumulated deficit since the inception of the
    development stage                                     (5,023,995)     (2,718,393)
                                                        ------------    ------------

     Total Stockholders' Equity (Deficit)                   (780,986)     (1,333,977)
                                                        ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                  $  1,537,417    $  1,179,604
                                                        ============    ============

                                             MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                                Consolidated Statements of Operations
                                                            (Unaudited)
                                                                                                        From
                                                                                                     Inception of
                                                                                                     Development
                                                                                                       Stage on
                                                   For the                      For the                April 1,
                                              Three Months Ended            Six Months Ended         2000 Through
                                                   June 30,                     June 30,               June 30,
                                             2001          2000            2001          2000            2001
                                         -----------    -----------    -----------    -----------    -----------
REVENUES                                 $      --      $        37    $      --      $       660    $       574
                                         -----------    -----------    -----------    -----------    -----------

OPERATING EXPENSES

   Cost of sales                                --             --             --              679            458
   Product research and development           47,871        267,951        647,805      1,907,386      1,282,052
   Depreciation and amortization              10,312          5,012         20,624          8,867         84,555
   Selling, general and administrative       802,081        904,460      1,431,798      2,273,054      3,279,545
                                         -----------    -----------    -----------    -----------    -----------

     Total Operating Expenses                860,264      1,177,423      2,100,227      4,189,986      4,646,610
                                         -----------    -----------    -----------    -----------    -----------

OPERATING LOSS                              (860,264)    (1,177,386)    (2,100,227)    (4,189,326)    (4,646,036)
                                         -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES)

   Interest income                               330         10,821          1,431         17,366         39,267
   Interest expense                          (16,359)      (166,520)       (36,806)      (328,520)      (247,226)
                                         -----------    -----------    -----------    -----------    -----------

     Total Other Income (Expenses)           (16,029)      (155,699)       (35,375)      (311,154)      (207,959)
                                         -----------    -----------    -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                        (876,293)    (1,333,085)    (2,135,602)    (4,500,480)    (4,853,995)

INCOME TAXES                                    --             --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS             (876,293)    (1,333,085)    (2,135,602)    (4,500,480)    (4,853,995)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 11)                           --          (43,452)          --       (1,423,406)          --
                                         -----------    -----------    -----------    -----------    -----------

NET LOSS                                    (876,293)    (1,376,537)    (2,135,602)    (5,923,886)    (4,853,995)
                                         -----------    -----------    -----------    -----------    -----------

OTHER COMPREHENSIVE (LOSS)

   Loss on treasury stock                       --             --         (170,000)          --         (170,000)
                                         -----------    -----------    -----------    -----------    -----------

NET COMPREHENSIVE LOSS                   $  (876,293)   $(1,376,537)   $(2,305,602)   $(5,923,886)   $(5,023,995)
                                         ===========    ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE (Note 1)

   Loss from continuing operations       $     (0.01)   $     (0.02)   $     (0.03)   $     (0.08)
   Loss from discontinued operations            --            (0.00)          --            (0.03)
                                         -----------    -----------    -----------    -----------

     Basic Loss Per Share                $     (0.01)   $     (0.02)   $     (0.03)   $     (0.11)
                                         ===========    ===========    ===========    ===========

                                            MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Consolidated Statements of Stockholders' Equity (Deficit)


                                                                   Additional                Stock
                                             Common Stock            Paid-In     Treasury  Subscription  Prepaid  Accumulated
                                          Shares        Amount       Capital      Stock     Receivable   Expenses   Deficit
                                       -----------   -----------   -----------   -------   -----------   -------  -----------
Balance, December 31, 1999              47,055,644        23,527    10,743,768      --      (1,075,000)     --     (9,735,830)

January 1, 2000, warrants granted
 below market value                           --            --           7,227      --            --        --           --

January through February 2000,
 common stock and warrants
 issued for cash at $0.25 per share      2,555,000         1,277       637,473      --            --        --           --

January through March 2000,
 common stock issued to convert
 debentures and notes payable
 at $0.25 per share                        588,500           294       144,206      --            --        --           --

January 2000, common stock
 and warrants issued for cash
 at $0.18 per share                        333,332           167        59,833      --            --        --           --

January 12, 2000, common stock
 issued for services rendered
 valued at approximately $0.36
 per share                               1,500,000           750       534,750      --            --        --           --

January 14, 2000, common stock
 issued for warrants exercised at
 $1.00 per share                             3,833             2         3,831      --            --        --           --

January 20, 2000, common stock
 issued for services rendered valued
 at approximately $1.94 per share          535,777           268     1,037,800      --            --        --           --

January 26, 2000, common stock
 issued for services rendered valued
 at approximately $1.94 per share           13,333             7        25,826      --            --        --           --

February 1, 2000, common stock
 issued for services rendered valued
 at $0.25 per share                        632,954           316       157,922      --            --        --           --

February 1, 2000, warrants issued
 below market value                           --            --         166,195      --            --        --           --

February 3, 2000, common stock
 warrants exercised at $0.40 per
 share                                     180,000            90        71,910      --            --        --           --

February 17, 2000, common stock
warrants exercised at $1.50 per
 share                                       5,000             3         7,497      --            --        --           --
                                       -----------   -----------   -----------   -------   -----------   -------  -----------

Balance Forward                         53,403,373   $    26,701   $13,598,238   $  --     $ (1,075,000) $  --    $(9,735,830)
                                       -----------   -----------   -----------   -------   -----------   -------  -----------

                                               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                    Additional               Stock
                                             Common Stock            Paid-In     Treasury  Subscription   Prepaid    Accumulated
                                          Shares        Amount       Capital      Stock    Receivable     Expenses     Deficit
                                       -----------   -----------   -----------   -------   -----------    --------   -----------
Balance Forward                         53,403,373   $    26,701   $13,598,238   $  --     $(1,075,000)   $   --     $(9,735,830)

February 22, 2000, warrants granted
 below market value                           --            --          77,903      --            --          --            --

February 28, 2000, warrants granted
 below market value                           --            --          86,260      --            --          --            --

February through April 2000, cash
 received on stock subscription
 receivable                                   --            --            --        --         450,000        --            --

Conversion discount on debentures
 (see Note 6)                                 --            --         300,000      --            --          --            --

March 10, 2000, common stock
 issued for services rendered valued
 at approximately $1.44 per share           51,400            26        73,854      --            --          --            --

March 31, 2000, common stock
 issued for services rendered valued
 at approximately $1.44 per share           50,000            25        71,850      --            --          --            --

April 3, 2000, common stock issued
 for services rendered valued at
 approximately $1.51 per share              25,000            12        37,613      --            --          --            --

April 3, 2000, warrants granted
 below market value                           --            --          20,484      --            --          --            --

April 4, 2000, common stock
 issued for services rendered valued
 at approximately $1.26 per share           34,222            17        43,134      --            --          --            --

May 12, 2000, common stock
 issued for services rendered
 valued at approximately $1.78
 per share                                   5,626             3         9,997      --            --          --            --

June 1, 2000, common stock
 issued for services rendered valued
 at approximately $0.85 per share          211,480           106       180,071      --            --          --            --

June 7, 2000, warrants granted
 below market value                           --            --           8,270      --            --          --            --

June 8, 2000, warrants granted
 below market value                           --            --           7,647      --            --          --            --
                                       -----------   -----------   -----------   -------   -----------    --------   -----------

Balance Forward                         53,781,101   $    26,890   $14,515,321   $  --     $  (625,000)   $   --     $(9,735,830)
                                       -----------   -----------   -----------   -------   -----------    --------   -----------

                                                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                    Additional                    Stock
                                             Common Stock            Paid-In     Treasury       Subscription Prepaid   Accumulated
                                         Shares        Amount        Capital       Stock        Receivable   Expenses     Deficit
                                       -----------   -----------   -----------   -----------    -----------    -----   -----------
Balance Forward                         53,781,101   $    26,890   $14,515,321   $      --      $  (625,000)   $--     $(9,735,830)

June 19, 2000, common stock
 issued for services rendered valued
 at approximately $0.94 per share           11,522             6        10,796          --             --       --            --

June 28, 2000, common stock
 issued for services rendered valued
 at approximately $1.25 per share           26,000            13        32,518          --             --       --            --

Repurchase common stock by
 canceling stock subscription
 receivable (see Note 2)                      --            --            --        (450,000)       450,000     --            --

July 24, 2000, common stock
 issued for services rendered
 valued at $0.94 per share                   3,723             2         3,498          --             --       --            --

July 26, 2000, common stock
 issued to convert debentures
 payable at approximately $0.75
 per share                                 132,687            66        99,934          --             --       --            --

July 26, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.75 per share                               477          --             359          --             --       --            --

July 26, 2000, common stock
 issued for services rendered valued
 at approximately $0.78 per share          100,000            50        78,050          --             --       --            --

August 3, 2000, common stock
 issued for services rendered valued
 at approximately $0.81 per share           17,713             9        14,374          --             --       --            --

August 7, 2000, common stock
 issued to convert debentures
 payable at approximately $0.71
 per share                                 176,903            88       124,912          --             --       --            --

August 7, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.71 per share                             1,298             1           916          --             --       --            --

August 21, 2000, common stock
 issued for services rendered valued
 at approximately $1.14 per share           10,901             5        12,455          --             --       --            --
                                       -----------   -----------   -----------   -----------    -----------    -----   -----------

Balance Forward                         54,262,325   $    27,130   $14,893,133   $  (450,000)   $  (175,000)   $--     $(9,735,830)
                                       -----------   -----------   -----------   -----------    -----------    -----   -----------

                                                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                   Additional                     Stock
                                             Common Stock            Paid-In      Treasury      Subscription Prepaid   Accumulated
                                         Shares         Amount       Capital        Stock       Receivable   Expenses    Deficit
                                       -----------   -----------   -----------   -----------    -----------    -----   -----------
Balance Forward                         54,262,325   $    27,130   $14,893,133   $  (450,000)   $  (175,000)   $--     $(9,735,830)

August 31, 2000, common stock
 issued to convert debentures
 payable at approximately $0.69
 per share                                 109,234            55        74,945          --             --       --            --

August 31, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.69 per share                             1,274             1           874          --             --       --            --

September 6, 2000, common stock
 issued to convert debentures
 payable at approximately $0.69
 per share                                 218,468           109       149,891          --             --       --            --

September 6, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.69 per share                             2,767             1         1,899          --             --       --            --

September 21, 2000, common stock
 issued to convert debentures
 payable at approximately $0.68
 per share                                 250,000           125       169,875          --             --       --            --

September 21, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.68 per share                             3,500             2         2,378          --             --       --            --

September 21, 2000, common stock
 issued for services rendered valued
 at approximately $0.81 per share           50,000            25        40,575          --             --       --            --

October 2, 2000, common stock
 issued for services rendered valued
 at $0.74 per share                         25,000            13        18,487          --             --       --            --

October 9, 2000, common stock
 issued for services rendered valued
 at approximately $0.51 per share           15,000             7         7,632          --             --       --            --

October 12, 2000, common stock
 issued for cash at approximately
 $0.54 per share                           651,441           326       349,674          --             --       --            --
                                       -----------   -----------   -----------   -----------    -----------    -----   -----------

Balance Forward                         55,589,009   $    27,794   $15,709,363   $  (450,000)   $  (175,000)   $--     $(9,735,830)
                                       -----------   -----------   -----------   -----------    -----------    -----   -----------

                                               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                             (SPLIT TABLE)

                                                                       Additional                       Stock
                                              Common Stock              Paid-In       Treasury       Subscription
                                          Shares         Amount         Capital         Stock         Receivable
                                       ------------   ------------   ------------    ------------    ------------
Balance Forward                          55,589,009   $     27,794   $ 15,709,363    $   (450,000)   $   (175,000)

November 8, 2000, common stock
 issued for services rendered valued
 at $0.75 per share                          13,333              7          9,993            --              --

December 13, 2000, common stock
 issued for services rendered valued
 at approximately $0.31 per share            51,000             25         15,887            --              --

December 28, 2000, common stock
 issued for services rendered valued
 at $0.25 per share                           1,000              1            249            --              --

Stock offering costs                           --             --          (83,937)           --              --

Common stock issued for prepaid
 services (see Note 5)                    5,500,000          2,750      1,757,250            --              --

Net loss for the year ended
 December 31, 2000                             --             --             --              --              --
                                       ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2000               61,154,342         30,577     17,408,805        (450,000)       (175,000)

January 10, 2001, common stock
 issued for cash at $0.20 per share
 (unaudited)                              2,500,000          1,250        498,750            --              --

January 11, 2001, common stock
 issued for services rendered valued
 at $0.375 per share (unaudited)              1,000              1            374            --              --

January 29, 2001, common stock
 issued as payment for accrued
 expenses valued at approximately
 $0.50 per share (unaudited)                 82,668             41         40,959            --              --

February 21, 2001, common stock
 issued to convert debentures
 payable at approximately $0.18
 per share (unaudited)                      907,291            454        164,546            --              --

February 21, 2001, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.18 per share (unaudited)                 36,391             18          6,600            --              --

March 6, 2001, common stock
 issued for cash at approximately
 $0.176 per share (unaudited)               910,643            455        159,545            --              --
                                       ------------   ------------   ------------    ------------    ------------

Balance Forward                          65,592,335   $     32,796   $ 18,279,579    $   (450,000)   $   (175,000)
                                       ------------   ------------   ------------    ------------    ------------

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                             (SPLIT TABLE) CONTINUED

                                        Prepaid       Accumulated
                                        Expenses        Deficit
                                      ------------    ------------
Balance Forward                       $       --      $ (9,735,830)

November 8, 2000, common stock
 issued for services rendered valued
 at $0.75 per share                           --              --

December 13, 2000, common stock
 issued for services rendered valued
 at approximately $0.31 per share             --              --

December 28, 2000, common stock
 issued for services rendered valued
 at $0.25 per share                           --              --

Stock offering costs                          --              --

Common stock issued for prepaid
 services (see Note 5)                  (1,760,000)           --

Net loss for the year ended
 December 31, 2000                            --        (6,652,529)
                                      ------------    ------------

Balance, December 31, 2000              (1,760,000)    (16,388,359)

January 10, 2001, common stock
 issued for cash at $0.20 per share
 (unaudited)                                  --              --

January 11, 2001, common stock
 issued for services rendered valued
 at $0.375 per share (unaudited)              --              --

January 29, 2001, common stock
 issued as payment for accrued
 expenses valued at approximately
 $0.50 per share (unaudited)                  --              --

February 21, 2001, common stock
 issued to convert debentures
 payable at approximately $0.18
 per share (unaudited)                        --              --

February 21, 2001, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.18 per share (unaudited)                  --              --

March 6, 2001, common stock
 issued for cash at approximately
 $0.176 per share (unaudited)                 --              --
                                      ------------    ------------

Balance Forward                       $ (1,760,000)   $(16,388,359)
                                      ------------    ------------


                                      11A

                                               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                                              (SPLIT TABLE)

                                                                     Additional                       Stock
                                             Common Stock              Paid-In      Treasury       Subscription
                                         Shares         Amount         Capital        Stock         Receivable
                                      ------------   ------------   ------------   ------------    ------------
Balance Forward                         65,592,335   $     32,796   $ 18,279,579   $   (450,000)   $   (175,000)

March 8, 2001, common stock
 warrants exercised at $0.10 per
 share (unaudited)                          40,000             20          3,980           --              --

March 13, 2001, common stock
 issued for services rendered
 valued at approximately $0.19
 per share (unaudited)                     100,000             50         18,700           --              --

March 24, 2001, warrants granted
 below market value (unaudited)               --             --          129,487           --              --

March 31, 2001, options granted
 below market value (unaudited)               --             --           10,360           --              --

April 1, 2001, common stock
 issued for services rendered
 valued at approximately $0.18
 per share (unaudited)                     115,871             58         20,442           --              --

April 9, 2001, common stock
 issued to convert debentures
 payable at approximately $0.11
 per share (unaudited)                   1,470,588            735        159,265           --              --

April 9, 2001,  common stock issued
 to convert accrued interest on
 debentures at approximately
 $0.11 per share (unaudited)                70,347             35          7,619           --              --

April 16, 2001, common stock
 issued for services rendered
 valued at $0.11 per share
 (unaudited)                               100,000             50         10,950           --              --

May 7, 2001, common stock
 issued to convert debentures
 payable at approximately $0.10
 per share (unaudited)                   1,078,431            539        109,461           --              --

May 7, 2001,  common stock issued
 to convert  accrued  interest on
 debentures at approximately
 $0.10 per share (unaudited)                56,552             28          5,740           --              --
                                      ------------   ------------   ------------   ------------    ------------

Balance Forward                         68,624,124   $     34,311   $ 18,755,583   $   (450,000)   $   (175,000)
                                      ------------   ------------   ------------   ------------    ------------

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                             (SPLIT TABLE) CONTINUED

                                        Prepaid       Accumulated
                                        Expenses        Deficit
                                      ------------    ------------
Balance Forward                       $ (1,760,000)   $(16,388,359)

March 8, 2001, common stock
 warrants exercised at $0.10 per
 share (unaudited)                            --              --

March 13, 2001, common stock
 issued for services rendered
 valued at approximately $0.19
 per share (unaudited)                        --              --

March 24, 2001, warrants granted
 below market value (unaudited)               --              --

March 31, 2001, options granted
 below market value (unaudited)               --              --

April 1, 2001, common stock
 issued for services rendered
 valued at approximately $0.18
 per share (unaudited)                        --              --

April 9, 2001, common stock
 issued to convert debentures
 payable at approximately $0.11
 per share (unaudited)                        --              --

April 9, 2001,  common stock issued
 to convert accrued interest on
 debentures at approximately
 $0.11 per share (unaudited)                  --              --

April 16, 2001, common stock
 issued for services rendered
 valued at $0.11 per share
 (unaudited)                                  --              --

May 7, 2001, common stock
 issued to convert debentures
 payable at approximately $0.10
 per share (unaudited)                        --              --

May 7, 2001,  common stock issued
 to convert  accrued  interest on
 debentures at approximately
 $0.10 per share (unaudited)                  --              --
                                      ------------    ------------

Balance Forward                       $ (1,760,000)   $(16,388,359)
                                      ------------    ------------


                                      12A

                                               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      (A Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                               (SPLIT TABLE)

                                                                    Additional                        Stock
                                            Common Stock              Paid-In         Treasury     Subscription
                                        Shares         Amount         Capital          Stock        Receivable
                                     ------------   ------------   ------------    ------------    ------------
Balance Forward                        68,624,124   $     34,311   $ 18,755,583    $   (450,000)   $   (175,000)

May 10, 2001, common stock
 issued for services rendered
 valued at $0.165 per share
 (unaudited)                               70,000             35         11,515            --              --

May 17, 2001, common stock
 issued for cash at $0.119 per
 share (unaudited)                      1,260,504            630        149,370            --              --

May - June 2001, common stock
 and warrants issued for cash
 at $0.10 per share (unaudited)         1,500,000            750        149,250            --              --

May 31, 2001, exercise price
 of previously issued warrants
 was changed below market
 value (unaudited)                           --             --           18,625            --              --

May 31, 2001, common stock
 warrants exercised at $0.001
 per share (unaudited)                    125,000             63             62            --              --

June 30, 2001, common stock
 issued for services rendered
 valued at approximately $0.13
 per share (unaudited)                     80,093             40         10,460            --              --

June 30, 2001, warrants vested
 which were granted below market
 value (unaudited)                           --             --           81,392            --              --

Stock offering costs (unaudited)             --             --          (74,415)           --              --

Capital contributions (unaudited)            --             --          272,704            --              --

Services performed on prepaid
 expenses (see Note 5) (unaudited)           --             --             --              --              --

Adjustment for change in valuation
 of prepaid expenses (see Note 5)
 (unaudited)                                 --             --         (902,400)           --              --

Realized loss on treasury stock
 (unaudited)                                 --             --             --           450,000            --

Net loss for the six months
 ended June 30, 2001 (unaudited)             --             --             --              --              --
                                     ------------   ------------   ------------    ------------    ------------

Balance, June 30, 2001 (unaudited)     71,659,721   $     35,829   $ 18,472,146           $ - $        (175,000)
                                     ============   ============   ============    ============    ============

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                              (SPLIT TABLE) CONTINUED


                                       Prepaid       Accumulated
                                       Expenses        Deficit
                                     ------------    ------------
Balance Forward                      $ (1,760,000)   $(16,388,359)

May 10, 2001, common stock
 issued for services rendered
 valued at $0.165 per share
 (unaudited)                                 --              --

May 17, 2001, common stock
 issued for cash at $0.119 per
 share (unaudited)                           --              --

May - June 2001, common stock
 and warrants issued for cash
 at $0.10 per share (unaudited)              --              --

May 31, 2001, exercise price
 of previously issued warrants
 was changed below market
 value (unaudited)                           --              --

May 31, 2001, common stock
 warrants exercised at $0.001
 per share (unaudited)                       --              --

June 30, 2001, common stock
 issued for services rendered
 valued at approximately $0.13
 per share (unaudited)                       --              --

June 30, 2001, warrants vested
 which were granted below market
 value (unaudited)                           --              --

Stock offering costs (unaudited)             --              --

Capital contributions (unaudited)            --              --

Services performed on prepaid
 expenses (see Note 5) (unaudited)        437,600            --

Adjustment for change in valuation
 of prepaid expenses (see Note 5)
 (unaudited)                              902,400            --

Realized loss on treasury stock
 (unaudited)                                 --          (170,000)

Net loss for the six months
 ended June 30, 2001 (unaudited)             --        (2,135,602)
                                     ------------    ------------

Balance, June 30, 2001 (unaudited)   $   (420,000)   $ (18,693,961 )
                                     ============    ============



                                      13A

                                           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)
                                                                                                    From
                                                                                                Inception of
                                                                                                Development
                                                                                                  Stage on
                                                                                                  April 1,
                                                                   For the Six Months Ended     2000 Through
                                                                            June 30,              June 30,
                                                                      2001          2000            2001
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                       $(2,135,602)   $(5,923,886)   $(4,772,603)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Common stock issued for services and interest                     72,675      2,250,583        588,306
     Treasury stock issued for services                               100,000           --          100,000
     Depreciation and amortization                                     20,624          8,867         84,555
     Assets written down from discontinued operations                    --        1,212,418           --
     Options and warrants issued below market value                   239,864        142,775        194,873
     Conversion discount on debentures                                   --          300,000        150,000
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables and advances                     (372)          (608)         2,022
     (Increase) decrease in inventory                                    --             --            2,785
     (Increase) decrease in prepaids and deposits                     232,600           --         (181,072)
     Increase (decrease) in accounts payable                           98,374        (48,375)       129,584
     Increase (decrease) in accrued expenses                          177,488       (122,108)       120,970
     Increase (decrease) in reserve for discontinued operations          --          167,536           --
                                                                  -----------    -----------    -----------

       Net Cash Used by Operating Activities                       (1,194,349)    (2,012,798)    (3,580,580)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in patent costs                                           (40,073)       (47,952)      (124,447)
   Purchase of fixed assets                                            (1,191)       (17,395)       (12,958)
                                                                  -----------    -----------    -----------

       Net Cash Used by Investing Activities                          (41,264)       (65,347)      (137,405)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds (payments) from payable - shareholders                       --           (8,774)          --
   Proceeds from the issuance of common stock                         960,000        698,750      1,310,000
   Stock offering costs                                               (74,415)          --         (105,915)
   Payments received on stock subscription receivable                    --          450,000         50,000
   Proceeds from the exercise of warrants                               4,125         83,333          4,125
   Capital contributions                                              272,704           --          272,704
   Proceeds from notes payable                                         25,000           --           25,000
   Proceeds from debentures payable                                      --        2,000,000      1,000,000
                                                                  -----------    -----------    -----------

       Net Cash Provided by Financing Activities                  $ 1,187,414    $ 3,223,309    $ 2,555,914
                                                                  -----------    -----------    -----------


                                                      -14-
PAGE>

                                           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)
                                                           (Unaudited)
                                                                                                 From
                                                                                              Inception of
                                                                                              Development
                                                                                                Stage on
                                                                                                April 1,
                                                                  For the Six Months Ended    2000 Through
                                                                          June 30,              June 30,
                                                                    2001           2000           2001
                                                                 -----------    -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                $   (48,199)   $ 1,145,164   $(1,162,071)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     201,678        245,305     1,315,550
                                                                 -----------    -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   153,479    $ 1,390,469   $   153,479
                                                                 ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

   Income taxes                                                  $      --      $      --     $      --
   Interest                                                      $      --      $    28,520   $     8,874

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services and interest expense         $    72,675    $ 2,250,583   $   588,306
   Common stock issued in payment of accrued expenses and
    accounts payable                                             $    61,040    $      --     $    67,470
   Common stock issued to convert debentures and notes payable   $   435,000    $   144,500   $ 1,055,000
   Common stock issued for prepaid expenses                      $      --      $ 1,964,500   $ 1,760,000
   Treasury stock issued for services                            $   160,000    $      --     $   160,000
   Treasury stock issued for prepaid expenses                    $   120,000    $      --     $   120,000
   Repurchase common stock by canceling stock subscription
     receivable                                                  $      --      $   450,000   $   450,000

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

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

              On December 22, 1998, the Company completed an acquisition and share exchange agreement whereby Medisys issued 15,602,147 shares of its common stock in exchange for all of the outstanding common stock of Phillips. The shares issued by Medisys represented 50% of the total shares of the Company's common stock issued and outstanding immediately following the acquisition. The acquisition was accounted for as a purchase of Phillips.

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

                         Leasehold improvements                      5 years
                         Furniture and fixtures                      5 years
                         Computers and equipment                     5 years

              Depreciation expense for the six months ended June 30, 2001 and 2000 was $2,008 and $8,223, respectively.

                  MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

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

              Patent and trademark costs incurred are as follows:

                                                                            June 30,              December 31,
                                                                              2001                   2000
                                                                         -----------------     -----------------
                                                                          (Unaudited)

                         Patents                                         $         619,900     $         579,828
                         Trademarks                                                 11,961                11,961
                                                                         -----------------     -----------------

                         Subtotal                                                  631,861               591,789
                         Less accumulated amortization                             (80,874)              (62,259)
                                                                         -----------------     -----------------

                         Total                                           $         550,987     $         529,530
                                                                         =================     =================

              Amortization expense for the six months ended June 30, 2001 and 2000 was $18,616 and $644, respectively.

              d.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

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

              i.  Basic Loss Per Share

                                                          For the                            For the
                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                           June 30,
                                                   2001             2000               2001               2000
                                             ----------------  ---------------   ---------------  ----------------
              Basic loss per share from
               continuing operations:

                 Income (loss) -
                   numerator                 $       (876,293) $    (1,333,085)  $    (2,135,602) $     (4,500,480)
                 Shares - denominator              68,957,980       59,139,358        66,575,209        56,380,556
                                             ----------------  ---------------   ---------------  ----------------
                 Per share amount            $          (0.01) $         (0.02)  $         (0.03) $          (0.08)
                                             ================  ===============   ===============  ================

              Basic loss per share from
               discontinued operations:

                 Income (loss) -
                  numerator                  $         -       $       (43,452)  $        -       $     (1,423,406)
                 Shares - denominator              68,957,980       59,139,358        66,575,209        56,380,556
                                             ----------------  ---------------   ---------------  ----------------
                 Per share amount            $         -       $         (0.00)  $        -       $          (0.03)
                                             ================  ===============   ===============  ================

              The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Shares to be issued from warrants and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


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

              m. Accounts Receivable

              Accounts receivable are shown net of the allowance for doubtful accounts of $-0- at June 30, 2001 and December 31, 2000.

              n. Unaudited Financial Statements

              The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 -      STOCK SUBSCRIPTION RECEIVABLE AND TREASURY STOCK

              During  1996,  the Company  issued  100,000  shares of  restricted common stock upon the exercise of common stock warrants representing the same number of shares, having an exercise price of $1.75 per share. Payment for the common stock was made with a non-interest bearing four year promissory note with the due date being extended during 2000. The related shares are being held by the Company as collateral for the promissory note. The shares have been reflected as issued and outstanding with a corresponding $175,000 stock subscription receivable reflected as a reduction of stockholders' equity.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

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

              During 2001, the Company reissued the 1,000,000 shares of common stock being held as treasury stock. The shares were issued for $160,000 in expenses and $120,000 in prepaid inventory. The transaction resulted in a loss on treasury stock of $170,000 which has been reflected as an increase in the deficit accumulated during the development stage.


NOTE 3 -      NOTES PAYABLE - SHAREHOLDERS

              Notes payable - shareholders consisted of the following:

                                                                                 June 30,         December 31,
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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 4 -      COMMON STOCK

              During 2001, the Company issued 3,619,600 shares of its common stock to convert debentures and accrued interest of $435,000 and $20,040, respectively. The Company issued 82,668 shares of its common stock in satisfaction for accrued consulting fees of $41,000. The Company issued 6,171,147 shares of its common stock for cash of $960,000. The Company incurred stock offering costs of $74,415 related to these stock for cash sales. The Company issued 165,000 shares of its common stock from the exercise of warrants for cash of $4,125. Finally, the Company issued 466,964 shares of its common stock for services rendered. The shares were valued at the trading price of the common stock or the value of the service performed, whichever was more readily determinable on the date the shares were issued.

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

NOTE 5 -      COMMITMENTS AND CONTINGENCIES

              During 1996,  the Company  adopted a Simplified  Employee  Pension
              (SEP) Plan. The Plan enables the Company to make an annual discretionary contribution to be allocated to employees on a prorata basis according to their compensation for the year. In addition, employees have the option to make voluntary Retirement Savings Contributions in amounts not to exceed 15% of their annual compensation. The Company elected to not make a contribution for the year ended December 31, 2000 or the six months ended June 30, 2001. The Company has no other bonus, profit sharing or deferred compensation plans for the benefit of its employees, officers or directors except if discussed elsewhere.

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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

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

              The Medisys Reform Committee filed a suit to enjoin the election of directors at the annual meeting held on May 9, 2001. The suit has been dismissed by the Utah State Court.

              Manufacturing Agreement
              -----------------------

              On January 19, 2000, the Company entered into a manufacturing agreement for the production of the Company's patented syringes. The Company has agreed to pay $500,000 cash and issue 7,000,000 shares of its common stock as part of the agreement. At December 31, 2000, $500,000 had been paid and 1,500,000 shares had been released from escrow as payment. On March 4, 2001, the Company released an additional 2,000,000 shares from escrow as payment for services performed. The shares were valued at the trading price on the date of release or $437,600. The remaining 3,500,000 shares will remain in an escrow account until the services are completed. The shares remaining in the escrow account are being classified as prepaid expenses (in the stockholders' equity section of the consolidated balance sheet) until the services are completed. The 3,500,000 shares in escrow have been recorded at the trading price of the stock on June 30, 2001 or $0.12 per share. The change in market price of the common stock from December 31, 2000 to June

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 5 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Manufacturing Agreement (Continued)
              -----------------------

              30, 2001 resulted in an adjustment to the valuation of the prepaid expense account of $902,400. The remaining shares will be revalued on the date the services are completed and the shares are released out of escrow.

NOTE 6 -      CONVERTIBLE DEBENTURES

              The Company received a $2,000,000 face value 6% convertible debenture in 2000. The conversion price of the debentures is the lower of 85% of the market price of the Company's common stock at the conversion date or $2.00. The Company converted $435,000 of the debenture into common stock by issuing 3,456,310 shares during 2001. The Company converted $620,000 of the debenture into common stock by issuing 887,292 shares during 2000. The Company also converted $41,740 of accrued interest on the debenture to the principal balance during 2000 The principal balance of the debenture at June 30, 2001 and December 31, 2000 was $986,740 and $1,421,740, respectively. The debenture matures as follows:
              $486,740 on November  12, 2001 and  $500,000 on December 31, 2001.
              The Company also issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share (125,000 of these warrants were exercised in 2001).

NOTE 7 -      COMMON STOCK WARRANTS

              During the six months ended June 30, 2001, the Company issued warrants to acquire 4,725,000 shares of common stock. These warrants were issued at an exercise price of $0.1575, have maturities of ten years and vest over a period of two years. In addition, the Company issued 375,000 common stock warrants to individuals in conjunction with purchasing common stock. These warrants are exercisable at $0.15 per share and expire in two years. All warrants issued in 2001 were to non-employees of the Company. The following tables summarize the information regarding warrants outstanding at June 30, 2001.

                     Warrants outstanding at January 1, 2001                11,055,359
                     Warrants granted                                        5,100,000
                     Warrants expired                                         (688,143)
                     Warrants exercised                                       (125,000)
                                                                      ----------------

                     Warrants outstanding at June 30, 2001                  15,342,216
                                                                      ================

                     Warrants exercisable at June 30, 2001                  12,042,216
                                                                      ================

                     Weighted average exercise price of warrants
                       outstanding at June 30, 2001                   $           0.91
                                                                      ================

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 7 -      COMMON STOCK WARRANTS (Continued)

                                                              Number of           Weighted
                                                              Warrants            Average         Weighted
                                                            Outstanding at        Remaining       Average
                                                              June 30,           Contractual      Exercise
                      Range of Exercise Prices                  2001                Life            Price
                      ------------------------          ------------------  ------------------  ------------
                      $0.15 - $0.3725                        5,433,333              8.61         $    0.16
                      $0.50 - $0.75                          5,499,359              1.42         $    0.57
                      $1.00 - $1.25                          1,176,227              1.48         $    1.25
                      $1.875 - $2.00                         1,758,700              1.54         $    1.99
                      $2.625 - $3.50                         1,474,597              1.22         $    3.32


              The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model with the following assumptions:
                                                                   2001
                                                                   ----
                      Risk-free interest rate                     4.85%
                      Expected life                             5 Years
                      Expected volatility                          1.69
                      Dividend yield                                0.0

              As a result of applying SFAS No. 123, the Company had an expense of $210,879 during the six months ended June 30, 2001. The expense is included in the general and administrative amount in the statement of operations.

NOTE 8 -      COMMON STOCK OPTIONS

              Employee Stock Options
              ----------------------

              On February 3, 2001, the Company issued options to acquire 101,000 shares of common stock. The options were granted to employees of the Company. The options were issued with an exercise price of $0.25 per share. These options vest upon issuance and all have a maturity of five years from the grant date. The following tables summarize the information regarding employee stock options at June 30, 2001:

                      Options outstanding at January 1, 2001            -
                      Options granted                                101,000
                      Options exercised                                 -
                                                                     -------

                      Options outstanding at June 30, 2001           101,000
                                                                     =======

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 8 -      COMMON STOCK OPTIONS (Continued)

              Employee Stock Options (Continued)

                                     Number of        Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average      Exercisable at      Average
                    Exercise         June 30,        Contractual        Exercise       June 30,          Exercise
                       Price           2001             Life             Price           2001             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
                    $   0.25         101,000            4.58            $ 0.25          101,000           $ 0.25

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

                                                                                           June 30,
                                                                                   2001                2000
                                                                            ------------------  -------------------
                                                                                (Unaudited)          (Unaudited)
                      Net loss as reported                                  $       (2,135,602) $       (5,923,886)
                      Pro forma net loss                                            (2,159,606)         (5,923,886)
                      Basic loss per share as reported                                   (0.03)              (0.11)
                      Pro forma basic loss per share                                     (0.03)              (0.11)

              The Company estimates the fair value of each stock option at the grant date and re- valuation date by using the Black-Scholes option pricing model based on the following assumptions:

                                                                2001
                                                                ----

                      Risk free interest rate                  4.86%
                      Expected life                          5 Years
                      Expected volatility                       1.71
                      Dividend yield                             0.0

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 8 -      COMMON STOCK OPTIONS (Continued)

              Non-Employee Options

              On March 31, 2001, the Company issued options to acquire 100,000 shares of common stock. These options were issued at an exercise price of $0.11. The options issued in 2001 have maturities of five years. The options issued were to non-employees of the Company. The following tables summarize the information regarding non-employee options outstanding at June 30, 2001. All the options are exercisable at June 30, 2001.

                      Options outstanding at January 1, 2001           -
                      Options granted                              100,000
                      Options exercised                                -
                                                                   -------

                      Options outstanding at June 30, 2001         100,000
                                                                   =======

                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted        Options          Weighted
                                    Outstanding       Remaining         Average       Exercisable at     Average
                    Exercise         June 30,        Contractual        Exercise        June 30,         Exercise
                     Price             2001              Life            Price            2001             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
                    $   0.11         100,000             4.75           $  0.11         100,000          $  0.11

              The Company applies SFAS No. 123 for options issued to non-employees, which requires the Company to estimate the fair value of each option issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                                                                        2001
                                                                        ----
                      Risk-free interest rate                          4.62%
                      Expected life                                  5 Years
                      Expected volatility                               1.69
                      Dividend yield                                     0.0

              As a result of applying SFAS No. 123, the Company had an expense of $10,360 during the six months ended June 30, 2001. The expense is included in the general and administrative amount in the statement of operations.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 9 -      GOING CONCERN

              The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, relating to its research and development efforts and has no significant operating revenues. Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations into the third quarter of the year 2001. The Company intends to seek additional equity or debt capital through private and government sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. In 2000, the Company entered into a firm agreement for the acquisition of up to $14 million of capital from private sources. However, market conditions reduced the projected return on that funding to approximately $3 million. The Company has prepared an application for a USDA loan in the amount of $3.5 million pursuant to a signed letter of intent from a qualified lender to provide that funding. The Company has retained an investment banking firm as financial consultants to the Company for raising capital and exploring strategic relationships. The Company also expects to generate revenue from the sales of its proprietary products.

NOTE 10 -     NOTES PAYABLE

              The Company entered into a short-term loan with a bank. The loan is secured by an officer of the Company. The loan accrues interest at 13.75% per annum. Interest payments are due monthly along with principal payments of $500 per month.

NOTE 11 -     DISCONTINUED OPERATIONS

              Effective April 1, 2000, Phillips ceased all operations. The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Phillips. The financial statements have been retroactively restated to reflect this event. The Company has established a reserve for discontinued operations of $850,665 which consists of net liabilities in excess of recoverable assets at June 30, 2001 and December 31, 2000, respectively. No tax benefit has been attributed to the discontinued operations.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 11 -      DISCONTINUED OPERATIONS (Continued)

                                             For the                      For the
                                        Three Months Ended            Six Months Ended
                                             June 30,                     June 30,
                                        2001          2000          2001          2000
                                    -----------   -----------    ----------   -----------
                                    (Unaudited)   (Unaudited)    (Unaudited)  (Unaudited)
NET SALES                           $      --     $      --      $     --     $   300,431
                                    -----------   -----------    ----------   -----------

OPERATING EXPENSES

   Cost of sales                           --            --            --         267,480
   General and administrative              --          43,452          --         216,226
   Depreciation                            --            --            --          20,066
                                    -----------   -----------    ----------   -----------

     Total Operating Expenses              --          43,452          --         503,772
                                    -----------   -----------    ----------   -----------

LOSS FROM OPERATIONS                       --          43,452          --        (203,341)
                                    -----------   -----------    ----------   -----------

OTHER INCOME (EXPENSES)

   Loss on write down of assets            --            --            --      (1,212,418)
   Interest expense                        --            --            --          (7,646)
                                    -----------   -----------    ----------   -----------

     Total Other Income (Expense)          --            --            --      (1,220,064)
                                    -----------   -----------    ----------   -----------

LOSS BEFORE INCOME TAXES                   --         (43,452)         --      (1,423,405)

INCOME TAXES                               --            --            --            --
                                    -----------   -----------    ----------   -----------

LOSS FROM DISCONTINUED
 OPERATIONS                         $      --     $   (43,452)   $     --     $(1,423,405)
                                    ===========   ===========    ==========   ===========


NOTE 12 -     PREPAID INVENTORY

              The Company placed an order for syringes patented by the Company. The Company has made $660,000 in cash payments on the order and issued stock valued at $120,000 for total payments of $780,000. As of June 30, 2001, the Company had not yet received the first shipment of the syringes but expects to start receiving product in the next quarter.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

         On May 18, 2000, Medisys Technologies, Inc. (the"Company") announced that its wholly owned subsidiary, Phillips Pharmatec Labs, Inc. ("PPL"), had ceased all operations. Accordingly, the Company has eliminated the operations of PPL from its financial results and its financial statements have been retroactively restated to reflect this event. The Company has established a reserve for discontinued operations of $850,665 which consists of net liabilities in excess of recoverable assets at June 30, 2001.

         Without PPL's results, the Company had no revenues for the three and six month periods ended June 30, 2001 ("second quarter" and "first half" of 2001, respectively) and only nominal revenues of $37 and $660 for the comparable 2000 periods. The Company does not expect a significant increase in revenues until it begins full commercial marketing of one or more of its products, which is expected for introduction in the third quarter of 2001.

         During the second quarter and first half of 2001, the Company expended $47,871 and $647,805, respectively, for product research and development. In comparison, the second quarter and first half of 2000, product research and development expenses were $267,951 and $1,907,386, respectively. The decrease during the 2001 periods is due to a decrease in costs of completion of the CoverTipTM Device and readying for market.

         Selling, general and administrative expenses for the second quarter and first half of 2001 were $802,081 and $1,431,798, respectively, compared to $904,460 and $2,273,054 for the same 2000 periods. The decreases in the 2001 periods is primarily due to completion of initial pre-market introduction costs, reduction of product introduction costs, and reduction in available capital.

         Interest expense for the second quarter and first half of 2001 was $16,359 and $36,806, respectively, compared to $166,520 and $328,520 for the respective 2000 periods. The 2001 decrease is due to reduction in debt during the intervening twelve months.

         The loss from continuing operations for the second quarter and first half of 2001 was $876,293 and $2,135,602, respectively, compared to $1,333,085 and $4,500,480 for the second quarter and first half of 2000, respectively. The decreased loss during the 2001 periods is attributed to a reduction in research and development, and pre-market costs and a reduction in available operating capital. Because of the PPL closure, the Company recognized a loss from discontinued operations of $43,452 and $1,423,406, for the second quarter and first half of 2000, respectively.

         PPL has filed for protection under Chapter 7 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Middle District of Florida, Tampa Division (file no. 0009224-8G7).

Liquidity and Capital Resources

         The Company has historically derived its working capital from financing activities, including private loans and raising capital through the sale of securities. At June 30, 2001, the Company had a working capital deficit of $528,498 compared to a $1,035,848 deficit at December 31, 2000.

         Cash used by operating activities for the first half of 2001 was $1,194,349 compared to cash used of $2,012,798 for the same 2000 period. The decrease in cash used during the first half of 2001 was due primarily to the decreased net loss during the period. The decrease in cash used was partially offset by the decrease in common stock issued for services and interest from $2,250,583 in the first half of 2000 to $72,675 in the first half of 2001, and the $1,212,418 write down of assets from discontinued operations in the 2000 period.

         During the first half of 2001, the Company realized $1,187,414 from financing activities, primarily from proceeds from the issuance of common stock and from capital contributions. Cash realized from financing activities for the first quarter of 2000 was $3,223,309, primarily from proceeds for the issuance of common stock and the issuance of convertible debentures for $2,000,000.

         At June 30, 2001, the Company had cash of $153,479 compared to $201,678 at December 31, 2000. Also at June 30, 2001, the Company had total assets of $1,537,417 and a stockholders' deficit of $780,986. In comparison, at December 31, 2000 the Company had total assets of $1,179,604 and a stockholders' deficit of $1,333,977.

         Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations into the third quarter of 2001.

         The Company intends to acquire additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. In the first quarter of 2000, the Company entered into a firm agreement for the acquisition of up to $14 million of capital from private sources. However, market conditions reduced the projected return on that funding to approximately $3 million. Through June 30, 2001, the Company had realized approximately $3,160,000 of this funding. Initial proceeds were used primarily to refine the design and to begin production and commercial launch of the CoverTipTM product, for the development of VacuSafTM, SofDrawTM, PreSafTM and for other general corporate purposes.

         If additional funding is not realized or if the Company is unable to commercially market its products under development, it will experience a further need for cash during fiscal 2001. In this event, the Company could experience further losses and may be forced to curtail operations or postpone product development and expansion plans. The Company's continuation as a going concern is directly dependent upon its ability to realize additional funds from its current financing and to market its products under development.

Net Operating Loss

         The Company has accumulated approximately $11,360,797 of net operating loss carryforwards as of December 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards begin to expire in the years 2012 through 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the periods ended December 31, 2000 or June 30, 2001 because there is an expectation that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

         On April 30, 2001, four shareholders commenced a lawsuit in the Third District Court in and for Salt Lake County, State of Utah, under the name Medisys Reform Committee 2001, L.L.C. (hereinafter "plaintiff"). The lawsuit sought to enjoin the Company's annual shareholder meeting scheduled for May 9, 2001, until the Court could rule upon such issues as the appointment of an independent inspector of elections, nominees for board of directors and shareholder proposals. On May 1, 2001, the Court denied plaintiff's request for a temporary restraining order that sought to prevent the annual meeting from proceeding on the grounds that the plaintiffs failed to establish any irreparable harm. Accordingly, the Company held its annual shareholder meeting on schedule.

         Subsequent to the annual meeting held May 9, 2001, the Medisys Reform Committee 2000, L.L.C. filed a suit to enjoin the election of directors at that meeting. The suit has been dismissed by the Utah Court.

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

Item 2.  Changes in Securities and Use of Proceeds

         During the three month period ended June 30, 2001, the Company issued an aggregate of 5,927,386 shares of authorized, but previously unissued common stock. Of this amount, (i) 365,964 shares were issued to five persons in exchange for services rendered valued at $53,500, or an average of $.146 per share; (ii) 2,760,504 shares were issued to six persons for cash of $300,000, or an average of .109 per share; (iii) 126,899 shares were issued to one person for accrued expenses and interest on debentures valued at $13,422, or an average of $.106 per share; (iv) 125,000 shares were issued to one person upon the exercise of warrants at $.001 per share, or an aggregate of $125; and (v) 2,549,019 shares were issued to one person for the conversion of debentures common stock valued at $270,000, or an average of $.106 per share. Proceeds realized from the cash sales of shares were used for general Company operations including reduction of debt, and developing and initial marketing of the CoverTipTM and for general operating expenses.

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

Item 4.  Submissions of Matters to a Vote of Security Holders

         On Wednesday, May 9, 2001, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders at the Sheraton Baton Rouge in Baton Rouge, Louisiana. It was established that 54% of the shares eligible to vote were represented at the meeting, thus constituting a quorum. At the Meeting, the following incumbent directors were elected, by the indicated vote, to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

         Nominee                         For                Withheld
         -------                         ---                --------
         Edward P. Sutherland         37,701,090            233,593
         Kerry M. Frey                37,701,088            233,595
         William D. Kiesel            37,705,090            229,593
         Dr. Timothy Andrus           37,710,790            223,893
         Dr. Charles Potter           37,710,790            223,893
         Richard H. Reisner           37,711,590            223,093
         Bruce S. Morra, PhD          37,706,290            228,393
         Paul L. Ray                  37,712,090            222,593

Item 5.  Other Information

         This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  On April 18, 2001, the Company filed a Form 8-K reporting under Item 5 that on May 10, 2001, the United States District Court for the Middle District of Florida, had entered an order dismissing the shareholders derivative action brought against the Company by three former directors. The Court also dismissed separate claims brought against the Company individually by one of the former directors.

                  On May 8, 2001,  the Company filed a Form 8-K reporting  under
                  Item 5 that on May 1, 2001, the Third District Court in and for Salt lake County, State of Utah, denied a motion by the Medisys Reform Committee 2001, L.C. for a temporary restraining order to prevent the Company from convening its annual meeting to be held on May 9, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              MEDISYS TECHNOLOGIES, INC.



              BY: /S/ EDWARD P. SUTHERLAND
                      EDWARD P. SUTHERLAND
                      Chief Executive Officer and Director
                      DATE:  August 20, 2001



              BY: /S/ KERRY FREY
                      KERRY FREY
                      President, Chief Operating Officer and Director
                      DATE:  August 20, 2001



              BY: /S/ ROBERT B. MCNABB
                      ROBERT B. MCNABB
                      Treasurer
                      DATE:  August 20, 2001