Form 10QSB
period 2001-09-30
MEDISYS TECHNOLOGIES INC
filed 2001-11-14
CIK 898128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       Commission File Number 0-21441

                           MEDISYS TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                          Utah                                   93-0829868
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)

               144 Napoleon Street, Baton Rouge, Louisiana, 70802
                    (address of principal executive officers)

Issuer's telephone number:  (225) 343-8022

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

                     Class                  Outstanding as of September 30, 2001
                 Common Stock,                           76,542,607
         Par Value $0.0005 par value

Transitional Small Business Disclosure Format (check one):   Yes [ ];  No [X]

                                            MEDISYS TECHNOLOGIES, INC.

                                                 TABLE OF CONTENTS

                                                                                                          Page
                                                      PART I

Item 1.           Financial Statements...............................................................        3

Item 2.           Management's Discussion and Analysis or Plan of Operation..........................       32

                                                      PART II

Item 1.           Legal Proceedings..................................................................       34

Item 2.           Changes in Securities and Use of Proceeds..........................................       35

Item 3.           Defaults Upon Senior Securities....................................................       35

Item 4.           Submissions of Matters to a Vote of Security Holders...............................       35

Item 5.           Other Information..................................................................       36

Item 6.                  Exhibits and Reports on Form 8-K............................................       36

                  SIGNATURES.........................................................................       37

                                     PART I

Item 1.                    Financial Statements

         The following unaudited Financial Statements for the period ended September 30, 2001, have been prepared by the Company.




                           Medisys Technologies, Inc.

                        Consolidated Financial Statements

                    September 30, 2001 and December 31, 2000

                                    MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                            Consolidated Balance Sheets


                                                      ASSETS

                                                                            September 30,       December 31,
                                                                                     2001               2000
                                                                            ------------------  ------------------
                                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                                     $           84,308  $          201,678
   Accounts receivable, net (Note 1)                                                       818                 446
   Inventory (Note 1)                                                                    4,944               4,944
   Prepaid expenses                                                                     14,796                   -
   Prepaid inventory (Note 12)                                                         780,000             420,000
                                                                            ------------------  ------------------

     Total Current Assets                                                              884,866             627,068
                                                                            ------------------  ------------------

FIXED ASSETS (Note 1)

   Computers and equipment                                                              64,412              63,221
   Leasehold improvements                                                                2,195               2,195
   Furniture and fixtures                                                               37,410              37,410
   Accumulated depreciation                                                            (98,667)            (95,655)
                                                                            ------------------  ------------------

     Total Fixed Assets                                                                  5,350               7,171
                                                                            ------------------  ------------------

OTHER ASSETS

   Deposits and other assets                                                            63,000              15,835
   Patent and trademark costs, net (Note 1)                                            550,356             529,530
                                                                            ------------------  ------------------

     Total Other Assets                                                                613,356             545,365
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $        1,503,572  $        1,179,604
                                                                            ==================  ==================

                                    MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                      Consolidated Balance Sheets (Continued)


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            September 30,       December 31,
                                                                                     2001               2000
                                                                            ------------------  ------------------
                                                                             (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                         $          330,186  $          175,358
   Accrued expenses                                                                    273,794              53,318
   Payable - related party (Note 13)                                                    50,500                   -
   Notes payable - shareholders (Note 3)                                                12,500              12,500
   Notes payable (Note 11)                                                              23,530                   -
   Debentures payable (Note 6)                                                         937,740           1,421,740
                                                                            ------------------  ------------------

     Total Current Liabilities                                                       1,628,250           1,662,916
                                                                            ------------------  ------------------

NET LIABILITIES IN EXCESS OF THE ASSETS
 OF DISCONTINUED OPERATIONS (Note 10)                                                  850,665             850,665
                                                                            ------------------  ------------------

     Total Liabilities                                                               2,478,915           2,513,581
                                                                            ------------------  ------------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 100,000,000 shares
    authorized of $0.0005 par value,
    76,542,607 and 61,154,342 shares issued and
    outstanding, respectively                                                           38,271              30,577
   Additional paid-in capital                                                       18,741,451          17,408,805
   Treasury stock (Note 2)                                                                   -            (450,000)
   Stock subscriptions receivable (Note 2)                                            (175,000)           (175,000)
   Prepaid expenses (Note 5)                                                          (315,000)         (1,760,000)
   Accumulated deficit prior to the development stage                              (13,669,966)        (13,669,966)
   Accumulated deficit since the inception of the
    development stage                                                               (5,595,099)         (2,718,393)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                             (975,343)         (1,333,977)
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $        1,503,572  $        1,179,604
                                                                            ==================  ==================

                                             MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                                Consolidated Statements of Operations
                                                            (Unaudited)
                                                                                                                          From
                                                                                                                     Inception of
                                                                                                                    Development
                                                                                                                       Stage on
                                                                     For the                       For the                April 1,
                                                          Three Months Ended             Nine Months Ended          2000 Through
                                                               September 30,                   September 30,        September 30,
                                                  -------------------------------  -------------------------------
                                                          2001           2000              2001           2000               2001
                                                  --------------  ---------------  --------------  ---------------  ---------------
REVENUES                                          $            -  $             -  $            -  $           660  $           574
                                                  --------------  ---------------  --------------  ---------------  ---------------

OPERATING EXPENSES

   Cost of sales                                               -                -               -              679              458
   Product research and development                      156,393          156,388         804,198        2,063,774        1,438,445
   Depreciation and amortization                          10,312            5,224          30,936           14,091           94,867
   Selling, general and administrative                   389,179          543,983       1,820,977        2,817,037        3,668,724
                                                  --------------  ---------------  --------------  ---------------  ---------------

     Total Operating Expenses                            555,884          705,595       2,656,111        4,895,581        5,202,494
                                                  --------------  ---------------  --------------  ---------------  ---------------

OPERATING LOSS                                          (555,884)        (705,595)     (2,656,111)      (4,894,921)      (5,201,920)
                                                  --------------  ---------------  --------------  ---------------  ---------------

OTHER INCOME (EXPENSES)

   Interest income                                            18           16,708           1,449           34,074           39,285
   Interest expense                                      (15,238)         (26,838)        (52,044)        (355,358)        (262,464)
                                                  --------------  ---------------  --------------  ---------------  ---------------

     Total Other Income (Expenses)                       (15,220)         (10,130)        (50,595)        (321,284)        (223,179)
                                                  --------------  ---------------  --------------  ---------------  ---------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                    (571,104)        (715,725)     (2,706,706)      (5,216,205)      (5,425,099)

INCOME TAXES                                                   -                -               -                -                -
                                                  --------------  ---------------  --------------  ---------------  ---------------

LOSS FROM CONTINUING OPERATIONS                         (571,104)        (715,725)     (2,706,706)      (5,216,205)      (5,425,099)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 10)                                          -           (7,328)              -       (1,430,734)               -
                                                  --------------  ---------------  --------------  ---------------  ---------------

NET LOSS                                                (571,104)        (723,053)     (2,706,706)      (6,646,939)      (5,425,099)
                                                  --------------  ---------------  --------------  ---------------  ---------------

OTHER COMPREHENSIVE (LOSS)

   Loss on treasury stock                                      -                -        (170,000)               -         (170,000)
                                                  --------------  ---------------  --------------  ---------------  ---------------

NET COMPREHENSIVE LOSS                            $     (571,104) $      (723,053) $   (2,876,706) $    (6,646,939) $    (5,595,099)
                                                  ==============  ===============  ==============  ===============  ===============

BASIC LOSS PER SHARE (Note 1)

   Loss from continuing operations                $        (0.01) $         (0.01) $        (0.04) $         (0.09)
   Loss from discontinued operations                      -                 (0.00)         -                 (0.02)
                                                  --------------  ---------------  --------------  ---------------

     Basic Loss Per Share                         $        (0.01) $         (0.01) $        (0.04) $         (0.11)
                                                  ==============  ===============  ==============  ===============

                                            MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      Consolidated Statements of Stockholders' Equity (Deficit)


                                                                   Additional                    Stock
                                            Common Stock            Paid-In     Treasury      Subscription    Prepaid   Accumulated
                                        Shares        Amount        Capital      Stock         Receivable     Expenses    Deficit
                                    ------------  ------------  -------------   ----------   -------------  ---------  ------------
Balance, December 31, 1999            47,055,644        23,527     10,743,768            -      (1,075,000)      -     (9,735,830)

January 1, 2000, warrants
 granted below market value                    -             -          7,227            -               -       -              -

January through February 2000,
 common stock and warrant
 issued for cash at $0.25 per share    2,555,000         1,277        637,473            -               -       -              -

January through March 2000,
 common stock issued to convert
 debentures and notes payable
 at $0.25 per share                      588,500           294        144,206            -               -       -              -

January 2000, common stock
 and warrants issued for cash
 at $0.18 per share                      333,332           167         59,833            -               -       -              -

January 12, 2000, common stock
 issued for services rendered
 valued at approximately $0.36
 per share                             1,500,000           750        534,750            -               -       -              -

January 14, 2000, common stock
 issued for warrants exercised at
 $1.00 per share                           3,833             2          3,831            -               -       -              -

January 20, 2000, common stock
 issued for services rendered valued
 at approximately $1.94 per share        535,777           268      1,037,800            -               -       -              -

January 26, 2000, common stock
 issued for services rendered valued
 at approximately $1.94 per share         13,333             7         25,826            -               -       -              -

February 1, 2000, common stock
 issued for services rendered valued
 at $0.25 per share                      632,954           316        157,922            -               -       -              -

February 1, 2000, warrants issued
 below market value                            -             -        166,195            -               -       -              -

February 3, 2000, common stock
 warrants exercised at $0.40 per
 share                                   180,000            90         71,910            -               -       -              -

February 17, 2000, common stock
warrants exercised at $1.50 per
 share                                     5,000             3          7,497            -               -       -              -
                                    ------------  ------------  -------------   ----------   -------------  ------  -------------

Balance Forward                       53,403,373  $     26,701  $13,598,238   $          -   $  (1,075,000) $    -  $  (9,735,830)
                                    ------------  ------------  -----------   ------------   -------------  ------  -------------

                                               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                   Additional                     Stock
                                            Common Stock             Paid-In     Treasury    Subscription    Prepaid    Accumulated
                                    --------------------------
                                        Shares        Amount         Capital        Stock     Receivable     Expenses     Deficit
                                    ------------  ------------  -------------   ----------   -------------  --------- -------------
Balance Forward                       53,403,373  $     26,701  $13,598,238   $          -   $  (1,075,000) $    -  $  (9,735,830)

February 22, 2000, warrants granted
 below market value                            -             -         77,903            -               -       -              -

February 28, 2000, warrants granted
 below market value                            -             -         86,260            -               -       -              -

February through April 2000, cash
 received on stock subscription
 receivable                                    -             -         -                 -         450,000       -              -

Conversion discount on debentures
 (see Note 6)                                  -             -        300,000            -               -       -              -

March 10, 2000, common stock
 issued for services rendered valued
 at approximately $1.44 per share         51,400            26         73,854            -               -       -              -

March 31, 2000, common stock
 issued for services rendered valued
 at approximately $1.44 per share         50,000            25         71,850            -               -       -              -

April 3, 2000, common stock issued
 for services rendered valued at
 approximately $1.51 per share            25,000            12         37,613            -               -       -              -

April 3, 2000, warrants granted
 below market value                            -             -         20,484            -               -       -              -

April 4, 2000, common stock
 issued for services rendered valued
 at approximately $1.26 per share         34,222            17         43,134            -               -       -              -

May 12, 2000, common stock
 issued for services rendered
 valued at approximately $1.78
 per share                                 5,626             3          9,997            -               -       -              -

June 1, 2000, common stock
 issued for services rendered valued
 at approximately $0.85 per share        211,480           106        180,071            -               -       -              -

June 7, 2000, warrants granted
 below market value                            -             -          8,270            -               -       -              -

June 8, 2000, warrants granted
 below market value                            -             -          7,647            -               -       -              -
                                    ------------  ------------  -------------   ----------   -------------  ------  -------------

Balance Forward                       53,781,101  $     26,890  $  14,515,321   $        -   $    (625,000) $    -  $  (9,735,830)
                                    ------------  ------------  -------------   ----------   -------------  ------  -------------

                                                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                   Additional                     Stock
                                            Common Stock             Paid-In     Treasury    Subscription      Prepaid  Accumulated
                                    --------------------------
                                        Shares        Amount         Capital        Stock     Receivable      Expenses     Deficit
                                    ------------  ------------  -------------   ----------   -------------  ------------ ----------
Balance Forward                       53,781,101  $     26,890  $  14,515,321   $        -   $    (625,000) $    -  $  (9,735,830)

June 19, 2000, common stock
 issued for services rendered valued
 at approximately $0.94 per share         11,522             6         10,796            -               -       -              -

June 28, 2000, common stock
 issued for services rendered valued
 at approximately $1.25 per share         26,000            13         32,518            -               -       -              -

Repurchase common stock by
 canceling stock subscription
 receivable (see Note 2)                       -             -              -     (450,000)        450,000       -              -

July 24, 2000, common stock
 issued for services rendered
 valued at $0.94 per share                 3,723             2          3,498            -               -       -              -

July 26, 2000, common stock
 issued to convert debentures
 payable at approximately $0.75
 per share                               132,687            66         99,934            -               -       -              -

July 26, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.75 per share                             477        -                 359            -               -       -              -

July 26, 2000, common stock
 issued for services rendered valued
 at approximately $0.78 per share        100,000            50         78,050            -               -       -              -

August 3, 2000, common stock
 issued for services rendered valued
 at approximately $0.81 per share         17,713             9         14,374            -               -       -              -

August 7, 2000, common stock
 issued to convert debentures
 payable at approximately $0.71
 per share                               176,903            88        124,912            -               -       -              -

August 7, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.71 per share                           1,298             1            916            -               -       -              -

August 21, 2000, common stock
 issued for services rendered valued
 at approximately $1.14 per share         10,901             5         12,455            -               -       -              -
                                    ------------  ------------  -------------   ----------   -------------  ------  -------------

Balance Forward                       54,262,325  $     27,130  $  14,893,133   $ (450,000)  $    (175,000) $    -  $  (9,735,830)
                                    ------------  ------------  -------------   ----------   -------------  ------  -------------

                                                MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                   Additional                     Stock
                                            Common Stock             Paid-In     Treasury    Subscription      Prepaid  Accumulated
                                    --------------------------
                                        Shares        Amount         Capital        Stock     Receivable      Expenses     Deficit
                                    ------------  ------------  -------------   ----------   -------------  ------------  ---------
Balance Forward                       54,262,325  $     27,130  $  14,893,133   $ (450,000)  $    (175,000) $     -  $  (9,735,830)

August 31, 2000, common stock
 issued to convert debentures
 payable at approximately $0.69
 per share                               109,234            55         74,945            -               -        -              -

August 31, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.69 per share.                          1,274             1            874            -               -        -              -

September 6, 2000, common stock
 issued to convert debentures
 payable at approximately $0.69
 per share                               218,468           109        149,891            -               -        -              -

September 6, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.69 per share                           2,767             1          1,899            -               -        -              -

September 21, 2000, common stock
 issued to convert debentures
 payable at approximately $0.68
 per share                               250,000           125        169,875            -               -        -              -

September 21, 2000, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.68 per share                           3,500             2          2,378            -               -        -              -

September 21, 2000, common stock
 issued for services rendered valued
 at approximately $0.81 per share         50,000            25         40,575            -               -        -              -

October 2, 2000, common stock
 issued for services rendered valued
 at $0.74 per share                       25,000            13         18,487            -               -        -              -

October 9, 2000, common stock
 issued for services rendered valued
 at approximately $0.51 per share         15,000             7          7,632            -               -        -              -

October 12, 2000, common stock
 issued for cash at approximately
 $0.54 per share                         651,441           326        349,674            -               -        -              -
                                    ------------  ------------  -------------   ----------   -------------  -------  -------------

Balance Forward                       55,589,009  $     27,794  $  15,709,363   $ (450,000)  $    (175,000) $     -  $  (9,735,830)
                                    ------------  ------------  -------------   ----------   -------------  -------  -------------

                                               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                   Additional                     Stock
                                            Common Stock             Paid-In     Treasury    Subscription      Prepaid   Accumulated
                                    --------------------------
                                        Shares        Amount         Capital        Stock     Receivable      Expenses     Deficit
                                    ------------  ------------  -------------   ----------   -------------  ------------  ----------
Balance Forward                       55,589,009  $     27,794  $  15,709,363   $ (450,000)  $(175,000) $          -  $  (9,735,830)

November 8, 2000, common stock
 issued for services rendered valued
 at $0.75 per share                       13,333             7          9,993            -           -             -              -

December 13, 2000, common stock
 issued for services rendered valued
 at approximately $0.31 per share         51,000            25         15,887            -           -             -              -

December 28, 2000, common stock
 issued for services rendered valued
 at $0.25 per share                        1,000             1            249            -           -             -              -

Stock offering costs                           -             -        (83,937)           -           -             -              -

Common stock issued for prepaid
 services (see Note 5)                 5,500,000         2,750      1,757,250            -           -    (1,760,000)             -

Net loss for the year ended
 December 31, 2000                             -             -              -            -           -             -     (6,652,529)
                                    ------------  ------------  -------------   ----------   ---------  ------------  -------------

Balance, December 31, 2000            61,154,342        30,577     17,408,805     (450,000)   (175,000)   (1,760,000)   (16,388,359)

January 10, 2001, common stock
 issued for cash at $0.20 per share
 (unaudited)                           2,500,000         1,250        498,750            -           -             -              -

January 11, 2001, common stock
 issued for services rendered valued
 at $0.375 per share (unaudited)           1,000             1            374            -           -             -              -

January 29, 2001, common stock
 issued as payment for accrued
 expenses valued at approximately
 $0.50 per share (unaudited)              82,668            41         40,959            -           -             -              -

February 21, 2001, common stock
 issued to convert debentures
 payable at approximately $0.18
 per share (unaudited)                   907,291           454        164,546            -           -             -              -

February 21, 2001, common stock
 issued to convert accrued interest
 on debentures at approximately
 $0.18 per share (unaudited)              36,391            18          6,600            -           -             -              -

March 6, 2001, common stock
 issued for cash at approximately
 $0.176 per share (unaudited)            910,643           455        159,545            -           -             -              -
                                    ------------  ------------  -------------   ----------   ---------  ------------  -------------

Balance Forward                       65,592,335  $     32,796  $  18,279,579   $ (450,000)  $(175,000) $ (1,760,000) $ (16,388,359)
                                    ------------  ------------  -------------   ----------   ---------  ------------  -------------

                                               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      (A Development Stage Company)
                                   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                   Additional                     Stock
                                            Common Stock             Paid-In     Treasury    Subscription      Prepaid   Accumulated
                                    --------------------------
                                        Shares        Amount         Capital        Stock     Receivable      Expenses     Deficit
                                    ------------  ------------  -------------   ----------   -------------  ------------  ----------
Balance Forward                       65,592,335  $     32,796  $  18,279,579   $450,000)  $   (175,000) $ (1,760,000)$ (16,388,359)

March 8, 2001, common stock
 warrants exercised at $0.10 per
 share (unaudited)                        40,000            20          3,980          -              -             -     -

March 13, 2001, common stock
 issued for services rendered
 valued at approximately $0.19
 per share (unaudited)                   100,000            50         18,700          -              -             -     -

March 24, 2001, warrants granted
 below market value (unaudited)                -             -        129,487          -              -             -     -

March 31, 2001, options granted
 below market value (unaudited)                -             -         10,360          -              -             -     -

April 1, 2001, common stock
 issued for services rendered
 valued at approximately $0.18
 per share (unaudited)                   115,871            58         20,442          -              -             -     -

April 9, 2001, common stock
 issued to convert debentures
 payable at approximately $0.11
 per share (unaudited)                 1,470,588           735        159,265          -              -             -     -

April 9, 2001,  common stock issued
 to convert accrued interest on
 debentures at
 approximately $0.11 per
 share (unaudited)                        70,347            35          7,619          -              -             -     -

April 16, 2001, common stock
 issued for services rendered
 valued at $0.11 per share
 (unaudited)                             100,000            50         10,950          -              -             -     -

May 7, 2001, common stock
 issued to convert debentures
 payable at approximately $0.10
 per share (unaudited)                 1,078,431           539        109,461          -              -             -     -

May 7, 2001,  common stock issued
 to convert  accrued  interest on
 debentures at
 approximately $0.10 per
 share (unaudited)                        56,552            28          5,740          -              -             -     -
                                    ------------  ------------  -------------   --------   ------------  ------------  -------------

Balance Forward                       68,624,124  $     34,311  $  18,755,583   $450,000)  $(175,000)    $(1,760,000) $(16,388,359)
                                    ------------  ------------  -------------   --------   -------------  ------------  ------------

                                               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      (A Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                   Additional                     Stock
                                            Common Stock             Paid-In     Treasury    Subscription      Prepaid  Accumulated
                                    --------------------------
                                        Shares        Amount         Capital        Stock     Receivable      Expenses     Deficit
                                    ------------  ------------  -------------   ----------   -------------  ------------  ---------
Balance Forward                       68,624,124  $     34,311  $  18,755,583   $(450,000)  $(175,000) $ (1,760,000) $ (16,388,359)

May 10, 2001, common stock
 issued for services rendered
 valued at $0.165 per share
 (unaudited)                              70,000            35         11,515           -           -             -              -

May 17, 2001, common stock
 issued for cash at $0.119 per
 share (unaudited)                     1,260,504           630        149,370           -           -             -              -

May - August 2001, common stock
 and warrants issued for cash
 at $0.10 per share (unaudited)        1,625,000           813        161,687           -           -             -              -

May 31, 2001, exercise price
 of previously issued warrants
 was changed below market
 value (unaudited)                             -             -         18,625           -           -             -              -

May 31, 2001, common stock
 warrants exercised at $0.001
 per share (unaudited)                   125,000            63             62           -           -             -              -

June 30, 2001, common stock
 issued for services rendered
 valued at approximately $0.13
 per share (unaudited)                    80,093            40         10,460           -           -             -              -

June 30, 2001, warrants vested
 which were granted below market
 value (unaudited)                             -             -         81,392           -           -             -              -

September 14, 2001, common
 stock issued for services
 rendered valued at approximately
 $0.19 per share (unaudited)             225,209           113         42,287           -           -             -              -

September  21,  2001,  common  stock
 issued to  convert  debentures
payable at
 approximately $0.045 per share
 (unaudited)                           1,101,124           551         48,449           -           -             -              -

September  21,  2001,  common  stock
 issued  to  convert  accrued  interest
 on  debentures at approximately
 $0.045 per share
 (unaudited)                              81,996            41          3,608           -           -             -              -
                                    ------------  ------------  -------------   ---------   ---------  ------------  -------------

Balance Forward                       73,193,050  $     36,597  $  19,283,038   $(450,000)  $(175,000) $ (1,760,000) $ (16,388,359)
                                    ------------  ------------  -------------   ---------   ---------  ------------  -------------

                                               MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                      (A Development Stage Company)
                                  Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                   Additional                     Stock
                                            Common Stock             Paid-In     Treasury    Subscription      Prepaid   Accumulated
                                    --------------------------
                                        Shares        Amount         Capital        Stock     Receivable      Expenses     Deficit
                                    ------------  ------------  -------------   ----------   -------------  ------------  ----------
Balance Forward                       73,193,050  $     36,597  $  19,283,038   $ (450,000)  $ (175,000) $ (1,760,000) $(16,388,359)

September 25, 2001,  common stock
issued for research and  development
 services
 rendered valued at $0.08 per share
 (unaudited)                           1,500,000           750        119,250            -            -             -             -

September 28, 2001, common
 stock issued for cash at $0.065
 per share (unaudited)                 1,538,461           769         99,231            -            -             -             -

September 28, 2001, common
 stock issued for services rendered
 valued at an average price of
 $0.087 per share (unaudited)            311,096           155         26,845            -            -             -             -

September 30, 2001, warrants
 vested which were granted
 below market value (unaudited)                -             -         22,198            -            -             -             -

Stock offering costs (unaudited)               -             -        (74,415)           -            -             -             -

Capital contributions (unaudited)              -             -        272,704            -            -             -             -

Services performed on prepaid
 expenses (see Note 5) (unaudited)              -             -              -            -            -      437,600             -

Adjustment for change in valuation
 of prepaid expenses (see Note 5)
 (unaudited)                                   -             -     (1,007,400)           -            -     1,007,400             -

Realized loss on treasury stock
 (unaudited)                                   -             -              -      450,000            -             -      (170,000)

Net loss for the nine months
 ended September 30, 2001
(unaudited)                                    -             -              -            -            -             -    (2,706,706)
                                    ------------  ------------  -------------   ----------   ----------  ------------  ------------

Balance, September 30, 2001
 (unaudited)                          76,542,607  $     38,271  $  18,741,451   $        -   $ (175,000) $   (315,000) $(19,265,065)
                                    ============  ============  =============   ==========   ==========  ============  ============

                                           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)

                                                                                                                      From
                                                                                                                Inception of
                                                                                                               Development
                                                                                                                   Stage on
                                                                                                                      April 1,
                                                                                For the Nine Months Ended      2000 Through
                                                                                         September 30,         September 30,
                                                                          ----------------------------------
                                                                                    2001             2000               2001
                                                                          ---------------   ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                               $    (2,706,706)  $     (6,646,939) $     (5,425,099)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Common stock issued for services and interest                                262,075          2,417,408           777,706
     Services performed on prepaid expenses previously
       paid through the issuance of common stock                                  437,600                  -           437,600
     Treasury stock issued for services                                           100,000                  -           100,000
     Depreciation and amortization                                                 30,936             14,091            94,867
     Assets written down from discontinued operations                                   -          1,212,418                 -
     Options and warrants issued below market value                               262,062            142,775           298,463
     Conversion discount on debentures                                                  -            300,000           150,000
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables and advances                                 (372)              (357)            2,022
     (Increase) decrease in inventory                                                   -                 -              2,785
     (Increase) decrease in prepaids                                             (194,796)           (60,000)         (620,615)
     (Increase) decrease in deposits and other assets                             (47,165)                 -           (25,018)
     Increase (decrease) in accounts payable                                      154,828             12,646           186,038
     Increase (decrease) in accrued expenses                                      285,165            (98,004)          228,647
     Increase (decrease) in reserve for discontinued operations                         -            167,536                 -
                                                                          ---------------   ----------------  ----------------

       Net Cash Used by Operating Activities                                   (1,416,373)        (2,538,426)       (3,802,604)
                                                                          ---------------   ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in patent costs                                                       (48,750)           (74,990)         (133,124)
   Purchase of fixed assets                                                        (1,191)           (20,395)          (12,958)
                                                                          ---------------   ----------------  ----------------

       Net Cash Used by Investing Activities                                      (49,941)           (95,385)         (146,082)
                                                                          ---------------   ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds (payments) from payable - shareholders                                      -             (8,774)           -
   Proceeds from the issuance of common stock                                   1,072,500            698,750         1,422,500
   Stock offering costs                                                           (74,415)                 -          (105,915)
   Payments received on stock subscription receivable                                   -            450,000            50,000
   Proceeds from the exercise of warrants                                           4,125             83,333             4,125
   Capital contributions                                                          272,704                  -           272,704
   Proceeds from notes payable                                                     25,000                  -            25,000
   Payments on notes payable                                                       (1,470)                 -            (1,470)
   Proceeds from related party loans                                               50,500                  -            50,500
   Proceeds from debentures payable                                                     -          2,000,000         1,000,000
                                                                          ---------------   ----------------  ----------------

       Net Cash Provided by Financing Activities                          $     1,348,944   $      3,223,309  $      2,717,444
                                                                          ---------------   ----------------  ----------------

                                           MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)
                                                           (Unaudited)
                                                                                                                      From
                                                                                                                Inception of
                                                                                                               Development
                                                                                                                   Stage on
                                                                                                                      April 1,
                                                                                For the Nine Months Ended      2000 Through
                                                                                         September 30,         September 30,
                                                                          ----------------------------------
                                                                                    2001             2000               2001
                                                                          ---------------   ----------------  ----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                         $      (117,370)  $        589,498  $     (1,231,242)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  201,678            245,305         1,315,550
                                                                          ---------------   ----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $        84,308   $        834,803  $         84,308
                                                                          ===============   ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

   Income taxes                                                           $             -   $              -  $              -
   Interest                                                               $           735   $         28,520  $          9,609

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services and interest expense                  $       262,075   $      2,417,408  $        777,706
   Common stock issued in payment of accrued expenses and
    accounts payable                                                      $        64,689   $          6,430  $         71,119
   Common stock issued to convert debentures and notes payable            $       484,000   $        764,500  $      1,104,000
   Common stock issued for prepaid expenses                               $             -   $      1,964,500  $      1,760,000
   Treasury stock issued for services                                     $       160,000   $              -  $        160,000
   Treasury stock issued for prepaid expenses                             $       120,000   $              -  $        120,000
   Repurchase common stock by canceling stock subscription
     receivable                                                           $             -   $        450,000  $        450,000

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a. Business Organization

              The Company was incorporated on March 17, 1983 under the laws of the State of Utah. The Company subsequently ceased its original business activity in 1985 and thereafter primarily investigated and sought new business opportunities and was reclassified as a development stage company until December of 1998 when it acquired Phillips Pharmatech Labs, Inc. (Phillips). The Company reentered the development stage effective April 1, 2000 as a result of Phillips ceasing all operations (see Note 10).

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

                         Leasehold improvements                    5 years
                         Furniture and fixtures                    5 years
                         Computers and equipment                   5 years

              Depreciation expense for the nine months ended September 30, 2001 and 2000 was $3,012 and $13,125, respectively.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


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

              Patent and trademark costs incurred are as follows:
                                                                         September 30,          December 31,
                                                                                  2001                  2000
                                                                         -----------------     -----------------
                                                                            (Unaudited)

                         Patents                                         $         628,578     $         579,828
                         Trademarks                                                 11,961                11,961
                                                                         -----------------     -----------------

                         Subtotal                                                  640,539               591,789
                         Less accumulated amortization                             (90,183)              (62,259)
                                                                         -----------------     -----------------

                         Total                                           $         550,356     $         529,530
                                                                         =================     =================

              Amortization expense for the nine months ended September 30, 2001 and 2000 was $27,924 and $966, respectively.

              d.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 1 -      ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING  POLICIES
              (Continued)

              e. Cash and Cash Equivalents

              For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

              f. Principles of Consolidation

              The consolidated financial statements include the accounts of Medisys Technologies, Inc. (parent), Medisys Technologies, Inc. (Medisys) a wholly owned subsidiary and Phillips Pharmatech, Inc. (Phillips) a wholly-owned subsidiary. Phillips ceased all operations effective April 1, 2000 and all amounts related to Phillips are included in discontinued operations (see Note 10). All significant intercompany accounts and transactions have been eliminated in consolidation.

              g.  Revenue Recognition

              Revenue is recognized upon shipment of goods to the customer.

              h.  Inventory

              Inventory is carried at the lower of cost or market value using the first-in, first-out method. Inventory consists of finished goods.

              i.  Basic Loss Per Share
                                                               For the                          For the
                                                   Three Months Ended                   Nine Months Ended
                                                         September 30,                     September 30,
                                             ---------------------------------   ---------------------------------
                                                    2001              2000              2001             2000
                                             ----------------  ---------------   ---------------  ----------------
              Basic loss per share from continuing operations:
                 Income (loss) -
                   numerator                 $       (571,104) $      (715,725)  $    (2,706,706) $     (5,216,205)
                 Shares - denominator              72,051,932       59,743,216        68,420,845        57,513,760
                                             ----------------  ---------------   ---------------  ----------------
                 Per share amount            $          (0.01) $         (0.01)  $         (0.04) $          (0.09)
                                             ================  ===============   ===============  ================

              Basic loss per share from discontinued operations:

                 Income (loss) -
                  numerator                  $              -  $        (7,328)  $             -  $    (1,430,734)
                 Shares - denominator              72,051,932       59,743,216        68,420,845        57,513,760
                                             ----------------  ---------------   ---------------  ----------------
                 Per share amount            $              -  $         (0.00)  $             -  $          (0.02)
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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


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

              m.  Accounts Receivable

              Accounts receivable are shown net of the allowance for doubtful accounts of $-0- at September 30, 2001 and December 31, 2000.

              n.  Stock Options and Warrants

              The  Company  applies  Accounting  Principles  Board  ("APB")  25,
              "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans and other stock awards. Under APB 25, compensation cost is recognized for equity instruments granted to employees when the exercise price is less than the market price of the underlying common stock on the date of grant.

              FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model using the following assumptions. The U.S. Treasury rate for the period equal to the expected life of the options or warrants were used as the risk-free interest rate. The expected life of the options or warrants is two to five years. The volatility used was between 163% and 177% based upon the historical price per share of common stock. There are no expected dividends.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              n.  Stock Options and Warrants (Continued)

              Under the accounting provisions of SFAS No. 123, the Company's net loss for the nine months ended September 30, 2001 and 2000 would have changed from the reported net loss at follows:

                                                                                    2001                2000
                                                                            ------------------  ------------------
              Net loss:
                  As reported                                               $       (2,706,706) $       (6,646,939)
                  Pro forma                                                         (2,771,932)         (6,646,939)

              Net loss per share:
                  As reported                                               $            (0.04) $            (0.11)
                  Pro forma                                                              (0.04)              (0.11)

              o.  Unaudited Financial Statements

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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 3 -      NOTES PAYABLE - SHAREHOLDERS

              Notes payable - shareholders consisted of the following:

                                                                            September 30,       December 31,
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

NOTE 4 -      COMMON STOCK

              During 2001, the Company issued 4,802,720 shares of its common stock to convert debentures and accrued interest of $484,000 and $23,689, respectively. The Company issued 82,668 shares of its common stock in satisfaction for accrued consulting fees of $41,000. The Company issued 7,834,608 shares of its common stock for cash of $1,072,500. The Company incurred stock offering costs of $74,415 related to these stock for cash sales. The Company issued 165,000 shares of its common stock from the exercise of warrants for cash of $4,125. Finally, the Company issued 2,503,269 shares of its common stock for services rendered. The shares were valued at the trading price of the common stock or the value of the service performed, whichever was more readily determinable on the date the shares were issued.

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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 5 -      COMMITMENTS AND CONTINGENCIES

              During 1996,  the Company  adopted a Simplified  Employee  Pension
              (SEP) Plan. The Plan enables the Company to make an annual discretionary contribution to be allocated to employees on a prorata basis according to their compensation for the year. In addition, employees have the option to make voluntary Retirement Savings Contributions in amounts not to exceed 15% of their annual compensation. The Company elected to not make a contribution for the year ended December 31, 2000 or the nine months ended September 30, 2001. The Company has no other bonus, profit sharing or deferred compensation plans for the benefit of its employees, officers or directors except if discussed elsewhere.

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

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 5 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Legal Issues (Continued)
              ------------------------

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

              In a State Court claim filed by the Company for injunctive relief, the Court dissolved the injunction that prevented the transfer of shares of the Company's stock held by Messrs. Anderson, Morris and Phillips and awarded attorney's fees of approximately $30,000, payable by the Company. The Company anticipates proceeding with an appeal following the entry of the Court's order.

              Phillips is a party to various other legal proceedings. These primarily involve commercial claims and one action involves a former employee. The Company cannot predict the outcome of these lawsuits, or the attempts by litigants to make Medisys a party to these legal proceedings and claims with certainty. Nor can the Company predict whether the outcome of any or all these proceedings, even if determined adversely, could have a material adverse effect on the Company's business or financial condition. There is a possibility that due to Phillips discontinuing its operations, both Phillips and the Company could be the subject of future actions, which the Company expects to vigorously defend. Case No. 3C063258 California Superior Court, Elaine Wilkes v. Phillips Pharmatech et al is one such case. The final results are pending and the Company expects to vigorously defend any such allegations as they relate to Medisys.

              Phillips has filed for protection under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Middle District of Florida, Tampa Division.

              The Medisys Reform Committee 2000, LLC filed a suit to enjoin the election of directors at the annual meeting held on May 9, 2001. The suit has been dismissed by the Utah State Court. According to filings with the Florida Secretary of State, the Medisys Reform Committee 2000, LLC was dissolved on October 1, 2001.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 5 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Manufacturing Agreement

              On January 19, 2000, the Company entered into a manufacturing agreement for the production of the Company's patented syringes. The Company has agreed to pay $500,000 cash and issue 7,000,000 shares of its common stock as part of the agreement. At December 31, 2000, $500,000 had been paid and 1,500,000 shares had been released from escrow as payment. On March 4, 2001, the Company released an additional 2,000,000 shares from escrow as payment for services performed. The shares were valued at the trading price on the date of release or $437,600. The remaining 3,500,000 shares will remain in an escrow account until the services are completed. The shares remaining in the escrow account are being classified as prepaid expenses (in the stockholders' equity section of the consolidated balance sheet) until the services are completed. The 3,500,000 shares in escrow have been recorded at the trading price of the common stock on September 30, 2001 or $0.09 per share. The change in market price of the common stock from December 31, 2000 to September 30, 2001 resulted in an adjustment to the valuation of the prepaid expense account of $1,007,400. The remaining shares will be revalued on the date the services are completed and the shares are released out of escrow.

NOTE 6 -      CONVERTIBLE DEBENTURES

              The Company received a $2,000,000 face value 6% convertible debenture in 2000. The conversion price of the debentures is the lower of 85% of the market price of the Company's common stock at the conversion date or $2.00. The Company converted $484,000 of the debenture into common stock by issuing 4,557,434 shares during 2001. The Company converted $620,000 of the debenture into common stock by issuing 887,292 shares during 2000. The Company also converted $41,740 of accrued interest on the debenture to the principal balance during 2000. The principal balance of the debenture at September 30, 2001 and December 31, 2000 was $937,740 and $1,421,740, respectively. The debenture matures as follows:
              $437,740 on November  12, 2001 and  $500,000 on December 31, 2001.
              The Company also issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00 per share (125,000 of these warrants were exercised in 2001).

NOTE 7 -      COMMON STOCK WARRANTS

              During the nine months ended September 30, 2001, the Company issued warrants to acquire 4,725,000 shares of common stock. These warrants were issued at an exercise price of $0.1575, have maturities of ten years and vest over a period of two years. In addition, the Company issued 406,250 common stock warrants to individuals in conjunction with purchasing common stock. These warrants are exercisable at $0.15 per share and expire in two years. The warrants described in this paragraph were issued to non- employees of the Company.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 7 -      COMMON STOCK WARRANTS (Continued)

              On September 4, 2001, the Company issued warrants to acquire 100,000 shares of common stock to an officer of the Company. These warrants were issued with an exercise price of $0.10 per share and have a maturity of two years. On September 28, 2001, the Company issued warrants to acquire 1,000,000 shares of common stock to two officers and employees of the Company. These warrants were issued with an exercise price of $0.16 per share, have maturities of three years, and vest as follows: 500,000 immediately, 250,000 on November 9, 2001 and 250,000 on May 9, 2002.

              The following tables summarize the information regarding warrants outstanding at September 30, 2001:

                     Warrants outstanding at January 1, 2001                                          11,055,359
                     Warrants granted                                                                  6,231,250
                     Warrants expired                                                                   (690,370)
                     Warrants canceled                                                                  (550,000)
                     Warrants forfeited                                                               (2,400,000)
                     Warrants exercised                                                                 (125,000)
                                                                                                ----------------

                     Warrants outstanding at September 30, 2001                                       13,521,239
                                                                                                ================

                     Warrants exercisable at September 30, 2001                                       12,271,239
                                                                                                ================

                     Weighted average exercise price of warrants
                       outstanding at September 30, 2001                                        $           1.01
                                                                                                ================

                                                            Number of           Weighted
                                                             Warrants            Average            Weighted
                                                        Outstanding at         Remaining             Average
                                                        September 30,         Contractual           Exercise
                      Range of Exercise Prices                   2001                Life               Price
                      ------------------------          ------------------  ------------------  ------------------

                      $0.10 - $0.3725                            3,614,583            5.83      $             0.17
                      $0.50 - $0.75                              5,499,359            1.17      $             0.57
                      $1.00 - $1.25                              1,174,000            1.23      $             1.25
                      $1.875 - $2.00                             1,758,700            1.30      $             1.99
                      $2.625 - $3.50                             1,474,597            0.97      $             3.32

              The Company applies APB 25 and related Interpretations in accounting for its warrants issued to employees. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's warrants issued to employees been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been increased to the pro forma amounts indicated in Note 1 - Stock Options and Warrants.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 7 -      COMMON STOCK WARRANTS (Continued)

              The Company applies SFAS No. 123 for warrants issued to non-employees as defined by APB 25, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                                                                     2001
                                                                     ----

                      Risk-free interest rate                  4.22% to 4.86%
                      Expected life                                 1-5 Years
                      Expected volatility                         1.69 - 1.71
                      Dividend yield                                      0.0

              As a result of applying SFAS No. 123, the Company had an expense of $233,077 during the nine months ended September 30, 2001. The expense is included in the general and administrative amount in the statement of operations.

NOTE 8 -      COMMON STOCK OPTIONS

              Employee Stock Options

              On February 3, 2001, the Company issued options to acquire 101,000 shares of common stock. The options were granted to employees of the Company. The options were issued with an exercise price of $0.25 per share. These options vest upon issuance and all have a maturity of five years from the grant date. The following tables summarize the information regarding employee stock options at September 30, 2001:

                      Options outstanding at January 1, 2001                -
                      Options granted                                 101,000
                      Options exercised                                     -
                                                                   ----------

                      Options outstanding at September 30, 2001       101,000
                                                                   ==========

                                    Number of         Weighted                         Number of
                                      Options          Average       Weighted            Options        Weighted
                                   Outstanding       Remaining        Average       Exercisable at       Average
                    Exercise     September 30,      Contractual       Exercise      September 30,        Exercise
                       Price             2001             Life           Price              2001            Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------

              $         0.25           101,000            4.35  $          0.25           101,000   $       0.25

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been increased to the pro forma amounts indicated in Note 1 - Stock Options and Warrants.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 8 -      COMMON STOCK OPTIONS (Continued)

              Non-Employee Options

              On March 31, 2001, the Company issued options to acquire 100,000 shares of common stock. These options were issued at an exercise price of $0.11. The options issued in 2001 have maturities of five years. The options issued were to non-employees of the Company. The following tables summarize the information regarding non-employee options outstanding at September 30, 2001. All the options are exercisable at September 30, 2001.

                           Options outstanding at January 1, 2001            -
                           Options granted                             100,000
                           Options exercised                                 -
                                                                      --------

                           Options outstanding at September 30, 2001   100,000
                                                                      ========

                                    Number of         Weighted                         Number of
                                      Options          Average       Weighted            Options        Weighted
                                   Outstanding       Remaining        Average       Exercisable at       Average
                    Exercise     September 30,      Contractual       Exercise      September 30,        Exercise
                       Price             2001             Life           Price              2001            Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------

              $          0.11      100,000                 4.50  $          0.11           100,000   $       0.11

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

              As a result of applying SFAS No. 123, the Company had an expense of $10,360 during the nine months ended September 30, 2001. The expense is included in the general and administrative amount in the statement of operations.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 9 -      GOING CONCERN

              The Company's consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, relating to its research and development efforts and has no significant operating revenues. Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations into the fourth quarter of the year 2001. The Company intends to seek additional equity or debt capital through private and government sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. In 2000, the Company entered into a firm agreement for the acquisition of up to $14 million of capital from private sources. However, market conditions reduced the projected return on that funding to approximately $2 million. The Company has submitted an application for a USDA guaranteed loan in the amount of $3.5 million pursuant to a signed commitment letter from a qualified lender to provide that funding. The Company is also seeking to raise additional equity capital of up to $2 million to supplement the loan. The Company also expects to generate revenue from the sales of its proprietary products.

NOTE 10 - DISCONTINUED OPERATIONS

              Effective April 1, 2000, Phillips ceased all operations. The following is a summary of the loss from discontinued operations resulting from the elimination of the operations of Phillips. The financial statements have been retroactively restated to reflect this event.
               The Company has established a reserve for discontinued operations of $850,665 which consists of net liabilities in excess of recoverable assets at September 30, 2001 and December 31, 2000, respectively. No tax benefit has been attributed to the discontinued operations.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 10 -  DISCONTINUED OPERATIONS (Continued)

                                                             For the                            For the
                                                  Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                             ---------------------------------   ---------------------------------
                                                    2001             2000              2001              2000
                                             ----------------  ---------------   ---------------  ----------------
                                              (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)

NET SALES                                    $              -  $             -   $             -  $        300,431
                                             ----------------  ---------------   ---------------  ----------------

OPERATING EXPENSES

   Cost of sales                                            -                -                 -           267,480
   General and administrative                               -            7,328                 -           223,555
   Depreciation                                             -                -                 -            20,066
                                             ----------------  ---------------   ---------------  ----------------

     Total Operating Expenses                               -            7,328                 -           511,101
                                             ----------------  ---------------   ---------------  ----------------

LOSS FROM OPERATIONS                                        -           (7,328)                -          (210,670)
                                             ----------------  ---------------   ---------------  ----------------

OTHER INCOME (EXPENSES)

   Loss on write down of assets                             -                -                 -        (1,212,418)
   Interest expense                                         -                -                 -            (7,646)
                                             ----------------  ---------------   ---------------  ----------------

     Total Other Income (Expense)                           -                -                 -        (1,220,064)
                                             ----------------  ---------------   ---------------  ----------------

LOSS BEFORE INCOME TAXES                                    -           (7,328)                -        (1,430,734)

INCOME TAXES                                                -                -                 -                 -
                                             ----------------  ---------------   ---------------  ----------------

LOSS FROM DISCONTINUED
 OPERATIONS                                  $              -  $        (7,328)  $             -  $     (1,430,734)
                                             ================  ===============   ===============  ================


NOTE 11 - NOTES PAYABLE

               The Company entered into a short-term loan with a bank. The loan is secured by an officer of the Company. The loan accrues interest at 13.75% per annum. Interest payments are due monthly along with principal payments of $500 per month. At September 30, 2001, the principal balance of the note was $23,530.

                   MEDISYS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 12 -      PREPAID INVENTORY

               The Company placed an order for syringes patented by the Company. The Company has made $660,000 in cash payments on the order and issued stock valued at $120,000 for total payments of $780,000. As of September 30, 2001, the Company had not yet received the first shipment of the syringes but expects to start receiving product in the next quarter.

NOTE 13 -      PAYABLE - RELATED PARTY

               During the third quarter of 2001, certain officers and directors advanced funds to the Company. The loans are of a short-term nature, bear interest at 10% and are unsecured. At September 30, 2001, the balance of these advances was $50,500.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

         On May 18, 2000, Medisys Technologies, Inc. (the"Company") announced that its wholly owned subsidiary, Phillips Pharmatec Labs, Inc. ("PPL"), had ceased all operations. Accordingly, the Company has eliminated the operations of PPL from its financial results and its financial statements have been retroactively restated to reflect this event. The Company has established a reserve for discontinued operations of $850,665 which consists of net liabilities in excess of recoverable assets at September 30, 2001.

         Without PPL's results, the Company had no revenues for the three and nine month periods ended September 30, 2001 ("third quarter" and "first nine months" of 2001, respectively) and only nominal revenues of $660 for the first nine months of 2000. The Company does not expect a significant increase in revenues until it begins full commercial marketing of one or more of its products, which is anticipated for introduction as the Company is funded in the fourth quarter of 2001 or first quarter of 2002.

         During the third quarter and first nine months of 2001, the Company expended $156,393 and $804,198, respectively, for product research and development. In comparison, product research and development expenses for the third quarter and first nine months of 2000 were $156,388 and $2,063,774, respectively. The decrease during the first nine months of 2001 was due to a decrease in costs of completion of the CoverTipTM Device and readying for market.

         Selling, general and administrative expenses for the third quarter and first nine months of 2001 were $389,179 and $1,820,977, respectively, compared to $543,983 and $2,817,037 for the same 2000 periods. The decreases in the 2001 periods is primarily due to completion of initial pre-market introduction costs, reduction of product introduction costs, scaling back operations and reduction in available capital.

         Interest expense for the third quarter and first nine months of 2001 was $15,238 and $52,044, respectively, compared to $26,838 and $355,358 for the respective 2000 periods. The 2001 decrease is due to reduction in debt during the intervening twelve months.

         The loss from continuing operations for the third quarter and first nine months of 2001 was $571,104 and $2,706,706, respectively, compared to $715,725 and $5,216,205 for the third quarter and first nine months of 2000, respectively. The decreased loss during the 2001 periods is attributed to a reduction in research and development, pre-market costs, scaling back of operations and a reduction in available operating capital. Because of the PPL closure in fiscal 2000, the Company recognized a loss from discontinued operations of $7,328 and $1,430,734, for the third quarter and first nine months of 2000, respectively.

         PPL has filed for protection under Chapter 7 of the United States Bankruptcy Code in the Untied States Bankruptcy Court of the Middle District of Florida, Tampa Division (file no. 0009224-8G7).

Liquidity and Capital Resources

         The Company has historically derived its working capital from financing activities, including private loans and raising capital through the sale of securities. At September 30, 2001, the Company had a working capital deficit of $743,384 compared to a $1,035,848 deficit at December 31, 2000.

         Cash used by operating activities for the first nine months of 2001 was $1,416,373 compared to cash used of $2,538,426 for the same 2000 period. The decrease in cash used during the first nine months of 2001 was due primarily to the decreased net loss during the period. The decrease in cash used was partially offset by the decrease in common stock issued for services and interest from $2,417,408 in the first nine months of 2000 to $262,075 in the first nine months of 2001, and the $1,212,418 write down of assets from discontinued operations in the 2000 period.

         During the first nine months of 2001, the Company realized $1,348,944 from financing activities, primarily from proceeds from the issuance of common stock and from capital contributions. Cash realized from financing activities for the first nine months of 2000 was $3,223,309, primarily from proceeds for the issuance of common stock, payments received on stock subscriptions receivables, and the issuance of convertible debentures for $2,000,000.

         At September 30, 2001, the Company had cash of $84,308 compared to $201,678 at December 31, 2000. Also at September 30, 2001, the Company had total assets of $1,503,572 and a stockholders' deficit of $975,343. In comparison, at December 31, 2000 the Company had total assets of $1,179,604 and a stockholders' deficit of $1,333,977.

         Management believes that the Company has sufficient capital resources and commitments to fund anticipated operations into the fourth quarter of 2001.

         The Company intends to acquire additional equity or debt capital through private sources and/or a public offering, although there can be no assurance that the Company could successfully complete any such offering. In the first quarter of 2000, the Company entered into a firm agreement for the acquisition of up to $14 million of capital from private sources. However, market conditions reduced the projected return on that funding to approximately $3 million. Through September 30, 2001, the Company had realized approximately $3,160,000 of this funding. Initial proceeds were used primarily to refine the design and to begin production and commercial launch of the CoverTipTM product, for the development of VacuSafTM, SofDrawTM, PreSafTM and for other general corporate purposes.

         If additional funding is not realized or if the Company is unable to commercially market its products under development, it will experience a further need for cash during the remainder of fiscal 2001. In this event, the Company could experience further losses and may be forced to curtail operations or postpone product development and expansion plans. The Company's continuation as a going concern is directly dependent upon its ability to realize additional funds from its current financing and to market its products under development.

         The Company has received a commitment for a $3.5 million loan from BizCapital, a Louisiana BIDCO company. The commitment is subject to various terms and conditions, among which are a U.S. Department of Agricultural loan guarantee (which has been applied for and is in the approval process), and additional equity financing. The Company is considering a $2,000,000 preferred stock offering to supplement the BizCapital loan. The Company anticipates closing the loan during the fourth quarter 2001.

Net Operating Loss

         The Company has accumulated approximately $11,360,797 of net operating loss carryforwards as of December 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards begin to expire in the years 2007 through 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the periods ended December 31, 2000 or September 30, 2001 because there is an expectation that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.




Forward-Looking and Cautionary Statements

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

         The defendants in the Louisiana lawsuit filed a motion to dismiss the action based upon a provision in the 1998 acquisition agreement giving exclusive jurisdiction of the agreement to the State of Utah. On August 22, 2000, the Court granted defendants' motion dismissing the Louisiana action, without prejudice. On August 23, 2000, the Company re-filed the action in the United States District Court for the District of Utah, Central Division, which action bears docket number 2:00CV00677ST. The defendants have filed various reconventional and third party claims. The Company and individuals involved have moved to dismiss these claims.

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

         Subsequent to the annual meeting held May 9, 2001, the Medisys Reform Committee 2001, L.L.C. filed a suit to enjoin the election of directors at that meeting. The suit was dismissed by the Utah Court. In reliance upon filings made with the Secretary of State of the State of Florida, the Medisys Reform Committee 2001, L.L.C. was dissolved on October 1, 2001.

         PPL is a party to various other legal proceedings. These primarily involve commercial claims and one action involves a former employee. The Company cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, the Company believes that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition. There is a possibility that due to PPL discontinuing its operations, both PPL and the Company could be the subject of future actions, which the Company expects to vigorously defend. One such case is Elaine Wilkes v. Phillips Pharmatech, which is a products liability claim against PPL and others. The Company denies any responsibility for this claim and is defending the action.

Item 2.  Changes in Securities and Use of Proceeds

         During the three month period ended September 30, 2001, the Company issued an aggregate of 4,882,886 shares of authorized, but previously unissued common stock. Of this amount, (i) 536,305 shares were issued to three persons in exchange for services rendered valued at $69,400, or an average of $.129 per share; (ii) 1,500,000 shares were issued to one person for research and development services valued at $120,000, or an average of $.08 per share; (iii) 1,663,461 shares were issued to three persons for cash of $112,500, or an average of $.068 per share; (iv) 1,101,124 shares were issued to one person for the conversion of debentures into common stock valued at $49,000, or an average of $.045 per share; and (v) 81,996 shares were issued to one person to convert accrued interest on debentures into common stock and valued at $3,649, or an average of $.045 per share. Proceeds realized from the cash sales of shares were used for general Company operations including reduction of debt, and developing and initial marketing of the CoverTipTM and for general operating expenses.

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

Item 5.  Other Information

         In September 2001, Paul L. Ray resigned from the Board to pursue other business ventures and Richard H. Reisner, in connection with his retirement from business and relocation, retired from the Board. Neither director acknowledged any dispute with the Company in connection with their resignations. Robert B. McNabb has been appointed as a director to fill one vacancy. The Company continues to seek an additional director to fill the remaining vacancy. Following the resignations, Edward P. Sutherland was appointed Chairman of the Board.

         The Company's negotiations with David Kiesel concerning a consulting agreement and fees for services rendered to the Company is ongoing. No definitive agreement has been reached as of the date hereof.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  The Company did not file any current reports on Form 8-K during the three month period ended September 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    MEDISYS TECHNOLOGIES, INC.



                    BY:  /S/ EDWARD P. SUTHERLAND
                       --------------------------
                             EDWARD P. SUTHERLAND
                             Chief Executive Officer, Chairman and Director
                             DATE:  November 14, 2001



                    BY:  /S/ KERRY FREY
                       ----------------
                             KERRY FREY
                             President, Chief Operating Officer and Director
                             DATE:  November 14, 2001



                    BY:  /S/ ROBERT B. MCNABB
                       ----------------------
                             ROBERT B. MCNABB
                             Treasurer and Director
                             DATE:  November 14, 2001